Form 10-Q
period 1996-09-30
CS WIRELESS SYSTEMS INC
filed 1996-12-12
CIK 1011744

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      --------------------------------

                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               -------------------------------------------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------  ------------------------

                      Commission file number 333-03288
                                             ---------

                          CS Wireless Systems, Inc.
--------------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                                 23-2751747
--------------------------------------------------------------------------------
 (State or Other Jurisdiction                                  (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)


200 Chisholm Place, Suite 202, Plano, Texas                        75075
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code          (972) 509-2634
                                                   -----------------------------

                                     N/A
--------------------------------------------------------------------------------
     Former Name, Former Address and Former Fiscal Year, if Changed Since
                                 Last Report.


       Indicate by check X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     No  X
                                               ---    ---

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                               Shares Outstanding
                     Class                  as of December 12, 1996
                     -----                  -----------------------
         Common Stock, $.001 par value         10,445,408

Part I  -  Financial Information
Item 1. -  Financial Statements

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)



                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                         1996              1995
                                                                         ----              ----
     ASSETS                                                          (Unaudited)
Current assets:
   Cash and cash equivalents                                          $136,844         $    184
   Subscriber receivables, net                                           2,232              370
   Prepaid expenses and other                                              442               35
                                                                      --------         --------
      Total current assets                                             139,518              589

Plant and equipment, net                                                41,076           12,220
License and leased license investment, net                             172,668           29,500
Goodwill, net                                                           51,746           33,379
Debt issuance costs and other assets, net                               10,302               --
                                                                      --------         --------
                                                                      $415,310         $ 75,688
                                                                      ========         ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                              $  6,773         $  2,286
   Current portion of long-term debt                                       186               52
   Current portion of BTA auction payable (note 4)                       4,469               --
   Other current liabilities                                               644              398
                                                                      --------         --------
      Total current liabilities                                         12,072            2,736

Long-term debt, less current portion (notes 2 and 3)                   259,862               60
BTA auction payable, less current portion (note 4)                       4,259               --
Due to CAI Wireless Systems, Inc.                                           --            1,831
Deferred income taxes                                                    8,668           10,745

Stockholders' equity:
   Preferred stock, $.01 par value; authorized 5,000,000 shares,            --               --
      no shares issued and outstanding
   Common stock, $.001 par value; authorized 40,000,000 shares, issued and outstanding: 10,110,000 shares in 1996 and
      3,254,326 shares in 1995                                              10                3
Additional paid-in capital                                             150,980           61,520
Accumulated deficit                                                   (20,541)          (1,207)
                                                                      --------         --------
         Total stockholders' equity                                    130,449           60,316
                                                                      ========         ========
                                                                      $415,310         $ 75,688
                                                                      ========         ========


     See accompanying notes to condensed consolidated financial statements

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)


                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                      1996                           1995
                                             --------------------          -----------------------
                                               Three       Nine            Three Months      Nine
                                              Months      Months               Ended        Months
                                               Ended      Ended                             Ended
                                             --------------------          -----------------------
                                                  (Unaudited)                     (Unaudited)
Revenue                                      $  6,274   $ 15,994           $ 2,325      $ 6,170
Operating expenses:
   Systems operations                           3,731      9,400               827        2,107

   Marketing                                    1,057      2,165               125          471

   General and administrative                   2,927      7,561               825        2,863

   Depreciation and amortization                6,074     13,853             1,658        3,020
                                             --------   --------           -------      -------
      Total operating expenses                 13,789     32,979             3,435        8,461
                                             --------   --------           -------      -------
      Operating loss                           (7,515)   (16,985)           (1,110)      (2,291)

Other income (expense):
   Interest income                              1,929      4,907                --            -
                                                                                              -
   Interest expense                            (7,245)   (17,490)             (221)        (233)
                                             --------   --------           -------      -------
      Total other income (expense), net        (5,316)   (12,583)             (221)        (233)
                                             --------   --------           -------      -------
      Loss before income taxes                (12,831)   (29,568)           (1,331)      (2,524)
Income tax benefit                              4,345     10,234               343          649
                                             --------   --------           -------      -------
      Net loss                               $ (8,486)  $(19,334)          $  (988)     $(1,875)
                                             ========   ========           =======       ======

Net loss per common share                    $  (0.84)  $  (2.21)          $ (0.30)     $ (0.58)
                                             ========   ========           =======       ======





See accompanying notes to condensed consolidated financial statements

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                               1996               1995
                                                                            ------------      ------------
                                                                            (Unaudited)        (Unaudited)
Cash flows from operating activities:
   Net loss                                                                    $(19,334)        $ (1,875)
   Adjustments to reconcile net loss to net cash provided by
   operating activities
      Depreciation and amortization                                              13,853            3,020
      Deferred income taxes                                                     (10,235)            (649)
      Accretion on discount notes and amortization of debt issuance              16,390               --
costs
      Non-cash interest expense on other long term                                1,036               --
      Changes in assets and liabilities, net of effects of
contributions:
         Subscriber receivables                                                  (1,317)            (169)
         Prepaid expenses and other                                                (122)               7
         Accounts payable, accrued expenses and other liabilities                   386            2,533
                                                                               --------         --------
            Net cash provided by operating activities                               657            2,867
Cash flows from investing activities:
   Purchases of plant and equipment                                              (9,817)          (4,792)
   Additions to license and leased license investment                           (11,230)              --
   Other                                                                            745               --
                                                                               --------         --------
            Net cash used in investing activities                               (20,302)          (4,792)
Cash flows from financing activities:
   Payments on notes and BTA auction payable                                    (30,739)             (20)
   Advances from Parent                                                              --            1,365
   Proceeds from Unit Offering                                                  229,484               --
   Debt issuance and organizational costs                                       (10,792)              --
  Cash distributed to stockholders                                              (31,648)              --
                                                                               --------         --------
            Net cash provided by financing activities                           156,305            1,345
                                                                               --------         --------
Net increase (decrease) in cash and cash equivalents                            136,660             (580)
Cash at beginning of period                                                         184              710
                                                                               --------         --------
Cash and cash equivalents at end of period                                     $136,844         $    130
                                                                               ========         ========






    See accompanying notes to condensed consolidated financial statements

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                  (Unaudited)

(1)      GENERAL
 (a)     Description of Business
         CS Wireless Systems, Inc. and subsidiaries (the "Company" or "CS Wireless") develops, owns and operates a network of wireless cable television systems providing subscription television services. The Company has a portfolio of wireless cable channel rights in various markets in the United States. As of September 30, 1996, the Company had systems in operation in eight markets. Systems in other markets are currently under construction and development by the Company.

 (b)     Basis of Presentation
         The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial information includes financial information of the Company and ACS Ohio, Inc. ("ASC Ohio"). Financial information for the three and nine months ended September 30, 1995 reflects the results of operations of ACS Ohio, the predecessor of the Company and a wholly-owned subsidiary of ACS Enterprises, Inc. ("ACS Enterprises"). ACS Ohio owned and operated the wireless cable television system serving the Cleveland, Ohio metropolitan area. Financial information as of December 31, 1995 and for the period January 1, 1996 through February 23, 1996 reflects the combined financial position and results of operations for the Company's wireless cable system serving the Cleveland, Ohio metropolitan area. The combined financial information for the period through February 23, 1996 includes the accounts of the Company and certain assets of Atlantic Microsystems, Inc. For the period subsequent to February 23, 1996, the Company's consolidated financial statements include the results of operations of the entities contributed to the Company on February 23, 1996 (see note 2).

On September 29, 1995, ACS Enterprises (including ACS Ohio) was acquired by CAI Wireless Systems, Inc. ("CAI") in a business combination accounted for as a purchase. As a result of the acquisition, financial information for periods through September 29, 1995 and periods subsequent to September 29, 1995 is presented on a different cost basis and therefore, such information is not comparable.

         In the opinion of management, the accompanying unaudited condensed consolidated financial information of the Company contains all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the Company's financial position as of September 30, 1996, and the results of operations and cash flows for the three and nine months ended September 30, 1995 and 1996. These results are not necessarily indicative of the results to be expected for the full fiscal year.

 (c)     Common Shares Outstanding and Net Loss Per Common Share
         Net loss per common share is based on the net loss applicable to the weighted average number of common shares outstanding of 8,758,882 and 3,254,326 for the nine-month periods ended September 30, 1996 and 1995, respectively, and 10,110,000 and 3,254,326 for the three month periods ended September 30, 1996 and 1995, respectively. For purposes of the accompanying condensed consolidated financial information, the Company has retroactively adjusted all references to the number of outstanding shares prior to February 23, 1996 to reflect the number of shares issued to CAI on February 23, 1996 (see note 2) related to the wireless cable television system in Cleveland Ohio. Fully-diluted loss per common share is not presented as it would not materially differ from primary loss per common share.

(2)      CONTRIBUTIONS TO COMPANY
         On February 23, 1996, CAI and Heartland Wireless Communications, Inc. ("Heartland") contributed to the Company (the "Contributions") certain wireless cable television assets comprising various markets in the United States. In connection with the Contributions, CAI and Heartland received approximately 5.4 million and 3.6 million shares, respectively, of the Company's newly-issued common stock. In addition, CAI received approximately $750,000 in cash and Heartland received approximately $30.9 million in cash, a nine-month note for $25 million (the "Heartland Short-Term Note") and a 10-year note for $15 million (the "Heartland Long-Term Note"). The Heartland Short-Term Note was repaid on March 1, 1996 with a portion of the net proceeds from the Unit Offering (see note 3). The interest rate on the Heartland Long-Term Note increases from 10% to 15% if the Heartland Long-Term Note is not repaid within one year of issuance, with interest accruing and added to the balance annually. No cash interest will be paid on the Heartland Long-Term Note until after the Senior Notes (see note 3) have been paid in full.

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)


(2)      CONTRIBUTIONS TO COMPANY--(CONTINUED)
         Additionally, in connection with the Contributions, MMDS Holdings II, Inc., an affiliate of Bell Atlantic, and NYNEX MMDS Holding Company, an affiliate of NYNEX, each received 500,000 shares of common stock of the Company for certain non-cash consideration.

         The consummation of the Contributions has been accounted for at CAI's and Heartland's historical cost basis, reduced by the amount of cash and notes distributed to CAI and Heartland in connection with the Contributions. A substantial portion of the net assets contributed by Heartland were purchased by Heartland on February 23, 1996. Accordingly, Heartland's cost basis with respect to such net assets was determined based on preliminary estimates of the fair value of such net assets. In addition, subsequent to the Contributions, the Company, CAI and Heartland will complete certain post-closing adjustments that could result in an adjustment to the net assets contributed to the Company. Subsequent to September 30, 1996 the Company distributed an additional $5 million to Heartland as a part of the equity true-up per the provisions of the agreement governing the Contributions. The net assets contributed to the Company consist primarily of plant and equipment and various wireless cable channel rights. The following is a summary of the net assets contributed to the Company on February 23, 1996 (in thousands):

         Working capital                                      $    911
         Plant and equipment, net                               25,755
         License   and   leased  license   investment   and    143,497
         goodwill
         Deferred income taxes                                  (8,212)
         Other liabilities                                      (1,636)
                                                              --------
                                                               160,315
         Cash and notes distributed to CAI and Heartland        71,648
                                                              --------
              Net assets contributed                          $ 88,667
                                                              ========

         The condensed consolidated financial statements of the Company for the nine months ended September 30, 1996 include the results of operations from February 23, 1996 of the net assets contributed to the company in the Contributions. Summarized below is unaudited pro forma financial information as if the Contributions and Unit Offering (see note 3) had been consummated as of the beginning of 1996. The pro forma financial information does not purport to represent what the Company's results of operations actually would have been had such transactions occurred on January 1, 1996, or to project the Company's results of operations for any future period.


                                                 (IN THOUSANDS,
                                                  EXCEPT PER
                                                  SHARE DATA)
                                                 --------------
         Revenues                                   $ 17,649
         Net Loss                                     21,195
         Net loss per common share                     (2.39)


(3)      UNIT OFFERING
         On February 23, 1996, the Company consummated a private placement of 100,000 units (the "Units") consisting of $400 million aggregate principal amount of 11 3/8% Senior Discount Notes due 2006 ("Senior Notes") and 110,000 shares of common stock of the Company. The Senior Notes will mature on March 1, 2006. The issue price of the Senior Notes represents a yield to maturity of 11 3/8% per annum computed on a semi-annual bond equivalent basis. Cash interest on the Senior Notes will not be payable prior to March 1, 2001. Commencing September 1, 2001, cash interest on the Senior Notes will be payable on March 1 and September 1 of each year at a rate of 11 3/8% per annum. The issuance of the Units resulted in net proceeds to the Company of

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)


(3)      UNIT OFFERING--(CONTINUED)
approximately $218.7 million, including amounts attributable to the common stock and after underwriting discounts and other debt issuance costs aggregating approximately $10.8 million. For financial reporting purposes, the shares of common stock were valued at $800,000.

         The Senior Notes were issued pursuant to an Indenture which contains certain restrictive covenants and limitations. Among other things, the Indenture limits the incurrence of additional indebtedness, limits the making of restricted payments (as defined) including the declaration and/or payment of dividends, places limitations on dividends and other payments by the Company's subsidiaries, prohibits the Company and its subsidiaries from engaging in any business other than the transmission of video, voice and data and related businesses and services, and places limitations on liens, certain asset dispositions and merger/sale of assets activity.


(4)      BTA AUCTION
         The Federal Communications Commission (the "FCC") recently concluded auctions for the award of initial commercial wireless cable licenses for "Basic Trading Areas" or "BTAs" (the "BTA Auction"). Pursuant to an agreement among CAI, Heartland and the Company, CAI and Heartland are obligated to convey to the Company, at their cost, and the Company has agreed to purchase any rights acquired in the BTA Auction relating to the Company's markets, as well as certain other BTAs. CAI and Heartland were the winning bidders in the amount of approximately $18.9 million with respect to BTAs that will be conveyed to the Company. As of September 30, 1996, the Company's condensed consolidated balance sheet reflects a BTA Auction payable to CAI and Heartland of approximately $8.7 million representing the remaining estimated unpaid balance with respect to BTAs to be conveyed to the Company.


(5)      ACQUISITIONS
         On July 17, 1996, the Company acquired from Heartland all of the outstanding stock of Heartland Wireless Georgia Properties, Inc., a Georgia corporation ("Heartland Georgia") that was a wholly-owned subsidiary of Heartland (the "Heartland Acquisition"). Heartland Georgia owns (i) leases and licenses for wireless cable frequency rights for wireless cable channels transmitting in Adairsville, Powers Crossroads and Rutledge, Georgia (the "Atlanta (suburbs) markets") and (ii) leases for four tower sites. The purchase price was $7.2 million in cash. The Company has agreed to sell to an unrelated third party (i) certain assets of Heartland Georgia, such leases and licenses for wireless cable frequency rights for wireless cable channels transmitting in the Atlanta (suburbs) markets and leases to the four tower sites in such markets for $7,300,000, subject to adjustment, plus reimbursement of certain expenses and (ii) the BTA License relating to Atlanta, Georgia for $6,000,000, subject to adjustment. The closing of such sale is subject to various conditions precedent and there can be no assurance that such transaction will be consummated.


(6)      SUBSEQUENT EVENTS
         The Company, USA Wireless Cable, Inc., a Nebraska corporation ("USA"), and Christian M. Hilliard entered into an Agreement and Plan of Merger dated as of July 23, 1996, pursuant to which the Company, on October 11, 1996, acquired all of the issued and outstanding common stock of USA in a merger transaction (the "USA Wireless Acquisition"). USA Wireless provided wireless cable service in certain Midwest markets, including but not limited to the Effingham, Kansas, Wellsville, Kansas, Radcliffe, Iowa, Scottsbluff, Nebraska, Kalispell, Montana and Rochester, Minnesota markets and serviced approximately 3,600 subscribers.

                  CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (Unaudited)


(6)      SUBSEQUENT EVENTS--(CONTINUED)
         At the effective time of the USA Wireless Acquisition, the outstanding shares of USA Common Stock were converted into rights to receive an aggregate $17,012,000, of which approximately $6,000,000 was paid in the form of common stock of the Company and approximately $11,000,000 consisted of approximately $10 million of indebtedness assumed by the Company, and approximately $760,000 (the "Note Amount") in the form of two promissory notes, each payable on demand.

         The Company has entered into a letter of intent and signed a definitive agreement with People's Choice TV Corp. ("PCTV") to exchange the Company's Salt Lake City, Utah market for PCTV's Kansas City, Missouri market. The Company has also entered into a letter of intent with American Telecasting, Inc. ("ATI") to exchange the Company's Minneapolis, Minnesota, Bakersfield, California and Stockton/Modesto, California markets for ATI's Little Rock, Arkansas, Louisville, Kentucky, Oklahoma City, Oklahoma and Wichita, Kansas markets. The Company will pay approximately $5.5 million in cash to ATI as part of the exchange. There can be no assurance that the foregoing transactions will be consummated.

Part I - Financial Information
Item 2

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


OVERVIEW
         CS Wireless Systems, Inc. (the "Company" or "CS Wireless") is one of the largest wireless cable television companies in the United States in terms of line-of-sight ("LOS") households and subscribers. The Company's 12 markets encompass approximately 6.9 million television households, approximately 5.7 million of which are LOS households, as estimated by the Company. The Company had approximately 61,400 subscribers as of September 30, 1996. The Company is a majority-owned subsidiary of CAI Wireless Systems, Inc. ("CAI"), the largest developer, owner and operator of wireless cable television systems in the United States in terms of LOS households. The Company is also affiliated with Heartland Wireless Communications, Inc. ("Heartland"), a leading developer, owner and operator of wireless cable systems in small to mid-size markets.

         On February 23, 1996, CAI contributed to the Company (the "CAI Contributions") wireless cable television assets or stock of subsidiaries owning wireless cable television assets comprising four markets located in Bakersfield and Stockton / Modesto, California; Charlotte, North Carolina; and Cleveland, Ohio (ACS Ohio, Inc.). CAI received from the Company shares of Common Stock initially constituting approximately 60% of the Company's common stock, $.001 par value per share (the "Common Stock"). Simultaneously, Heartland contributed or sold to the Company (the "Heartland Contributions" and, together with the CAI Contributions, the "Contributions") wireless cable television assets comprising eight markets located in Grand Rapids, Michigan; Minneapolis, Minnesota; Kansas City (suburbs), Missouri; Dayton, Ohio; Dallas, Fort Worth and San Antonio, Texas; and Salt Lake City, Utah. Heartland received from the Company shares of Common Stock initially constituting approximately 40% of the Common Stock, approximately $28.3 million in cash, a nine-month note for $25 million (the "Heartland Short-Term Note") and a 10-year note for $15 million (the "Heartland Long-Term Note," and together with the Heartland Short-Term Note, the "Heartland Notes"). The Heartland Short-Term Note was repaid on March 1, 1996 with a portion of the net proceeds from the Unit Offering (as defined). The equity interests of CAI and Heartland in the Company (i) have been diluted by the issuance of Common Stock to the purchasers of the Units (as defined), the issuance of Common Stock in connection with the USA Wireless acquisition and the issuance of a total of 1,000,000 shares (the "BANX Shares") to MMDS Holdings II, Inc., an affiliate of Bell Atlantic, and NYNEX MMDS Holding Company, an affiliate of NYNEX (collectively, the "BANX Affiliates"), and (ii) are subject to further dilution for future issuance of Common Stock. As of December 12, 1996, CAI owned approximately 52% of the Common Stock, Heartland owned approximately 34% of the Common Stock, the BANX Affiliates owned approximately 10% of the Common Stock, and certain other stockholders of the Company owned approximately 4% of the Common Stock.

         The Company's revenues are derived principally from the sale of subscription video services using wireless technology. Its principal costs of operations are programming, license fees, and general and administrative expenses. Currently, the Company has been adding an average aggregate of 700 new subscribers per month.

         The Company had revenues of $16.0 million and $6.3 million, for the nine months and three months ended September 30, 1996, respectively. Net loss was $19.3 million and $8.5 million for the nine months and three months ended September 30, 1996, respectively. As of September 30, 1996, the Company had approximately 61,400 subscribers.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS--(Continued)



LIQUIDITY AND CAPITAL RESOURCES
         Companies within the wireless cable industry require significant capital. Funds are required for the lease or acquisition of channel rights, the acquisition of wireless cable systems, the construction of system head-end and transmission equipment, the conversion of analog systems to digital technology, start-up costs related to the commencement of operations and subscriber installation costs. The Company intends to finance its capital requirements through a combination of the issuance of debt and equity securities, the disposition of wireless cable systems that are inconsistent with the Company's business strategy, the incurrence of loans and the assumption of debt and other liabilities in connection with acquisitions. Each of the operating systems that has been contributed to the Company in connection with the Contributions has incurred operating losses since inception. The combined cash flow from operating activities of the Company's operating systems has to date been insufficient to cover the combined operating expenses of such systems.

         The Company estimates that the launch of a new digital wireless cable system in a typical market will require capital expenditures of approximately $8.0 to $10.0 million of start-up expenses for headend and transmission equipment and booster sites. The Company estimates that the conversion of an existing analog wireless cable system in a typical market to a digital wireless cable system will require the expenditure of approximately $6.0 to $8.0 million. These costs reflect the Company's good faith estimates; however, such estimates are speculative because to date there are no operating digital wireless cable systems, and the Company's estimates assume the efficacy and ready availability of digital technology. The Company estimates that the launch of a new analog wireless cable system in a typical market requires the aggregate capital expenditure of approximately $2.2 million. Incremental installation costs are estimated by the Company to be approximately $750 to $1,000 per subscriber in the case of a digital wireless system and approximately $350 to $700 per subscriber in the case of an analog or analog converting to digital system. The head-end and transmission expenditures must be made before programming can be delivered to subscribers and in certain instances, booster sites will be required to increase LOS households. Labor installation costs for a subscriber are incurred only after that subscriber signs up for services.

         The research and development of digital technology performed by the Company to date has been de minimis. The Company, however, participated with CAI and Heartland in a demonstration of digital satellite television transmission using MMDS technology as a delivery platform and incorporating a digital television set-top converter.

         A portion of the net proceeds of the Unit Offering was used to pay $28.3 million to Heartland in connection with the Contributions, to repay the $25.0 million Heartland Short-Term Note, and to pay for certain formation costs and expenses associated with the Unit Offering. The Company has budgeted capital expenditures of approximately $15 million for the balance of 1996, consisting of approximately $5 million for uncommitted channel acquisitions, $5 million for head-end transmitters and $5 million for subscriber installations. The Company also anticipates cash uses of up to an additional $15 to $22 million in conjunction with several planned transactions ($10 million for the USA Wireless acquisition, $5 million for the CAI and Heartland true-up on the Contributions, and $5 to $7 million on other acquisition transactions). The Company also anticipates a shortfall in cash from operating activities in the foreseeable future which will require funding from a portion of the remaining proceeds of the Unit Offering. For 1997, the Company has budgeted approximately $65 million in capital expenditures, including approximately $45 million for subscriber installation costs relating to the digital technology, approximately $5 million for build-out of several markets to accommodate a new line of business, internet access. For 1998, the Company has budgeted approximately $120 million of additional capital expenditures. Based upon the Company's current operating plans, it believes that the net proceeds from the Unit Offering will provide sufficient funds to meet its needs for at least the next 12 months.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS--(Continued)


LIQUIDITY AND CAPITAL RESOURCES--(CONTINUED)

         On October 11, 1996, the Company acquired USA Wireless Cable, Inc. (See Part II, Item 5, "Other Information"), a wireless cable service provider pursuant to the USA merger agreement. The Company is required under the terms of the USA merger agreement to retire certain indebtedness of USA, estimated at approximately $10 million.

         Capital expenditures in excess of the net proceeds from the Unit Offering may be financed, in whole or in part, by the Company through debt or equity financings, subscriber equipment lease financings, joint ventures or other arrangements. In the event the Company is unable to arrange equity financing or place debt in amounts and on terms satisfactory to the Company and consistent with its budgeted financing requirements, the ability of the Company to develop and expand its operations and to satisfy its fixed obligations, including its debt service and principal payment obligations in respect of the Senior Notes (as defined), would be materially adversely affected. The ability of the Company to take any of the foregoing steps or enter into other significant transactions will likely require the unanimous approval of CAI and Heartland.

In 1996, net cash from financing activities of $156.3 million was partially used by investing activities of $20.3 million and was increased by $.7 million provided by operating activities. At September 30, 1996, the Company has cash and cash equivalents of approximately $136.8 million


RESULTS OF OPERATIONS

         With respect to the discussion of the results of operations, the results presented are comprised of financial information of the Company and ACS Ohio, Inc. ("ASC Ohio"). Financial information for the three and nine months ended September 30, 1995 reflects the results of operations of ACS Ohio, the predecessor of the Company and a wholly-owned subsidiary of ACS Enterprises, Inc. ("ACS Enterprises"). ACS Ohio owned and operated the wireless cable television system serving the Cleveland, Ohio metropolitan area. Financial information for the period January 1, 1996 through February 23, 1996 reflects the combined financial position and results of operations for the Company's wireless cable system serving the Cleveland, Ohio metropolitan area. The combined financial information for the period through February 23, 1996 includes the accounts of the Company and certain assets of Atlantic Microsystems, Inc. For the period subsequent to February 23, 1996, the Company's consolidated financial statements include the results of operations of the entities contributed to the Company on February 23, 1996 as part of the Contributions.

         Peroid-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance due to the Contributions on February 23, 1996. In addition, on September 29, 1995, ACS Enterprises (including ACS Ohio) was acquired by CAI in a business combination accounted for as a purchase. As a result of the acquisition, financial information for periods through September 29, 1995 and periods subsequent to September 29, 1995 is presented on a different cost basis and, therefore, such information is not comparable.

         Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

         Revenue for the three-month period ended September 30, 1996 was $6.3 million as compared to revenue for the three months ended September 30, 1995 of $2.3 million, an increase of 174%. The increase resulted primarily from the increase in subscribers brought about by the February 23, 1996 contribution of markets by CAI and Heartland to CS Wireless.

         Operating expenses were $13.8 million and $3.4 million for the three-month periods ended September 30, 1996 and 1995, respectively. The $10.4 million increase was attributable to increases in system operations of $2.9 million (1996 - $3.7 million; 1995 - $0.8 million), marketing expense of $1.0 million (1996 - $1.1 million; 1995 - $0.1 million), general and administrative costs of $2.1 million (1996 - $2.9 million; 1995 - $0.8 million) and depreciation and amortization expense of $4.4 million (1996 - $6.1 million; 1995 - $1.7 million). These increases are primarily due to increases in the subscriber base and subscriber equipment resulting from the February 23, 1996 contribution of markets by CAI and Heartland to CS Wireless.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS--(Continued)


RESULTS OF OPERATIONS--(CONTINUED)

         Other expense increased from $0.2 million in 1995 to $5.3 million in 1996, primarily due to the accretion on discount notes and amortization of debt issuance costs related to the issuance of the Units as of February 23, 1996 totaling $6.8 million and other interest expense of $0.4 million, partially offset by interest income in 1996 of $1.9 million with no comparable amount in 1995.

         The $8.5 million net loss for the three months ended September 30, 1996 compares to a net loss of $1.0 million for the same period of 1995. The $7.5 million increase in net loss resulted primarily from the increase in operating expenses, offset by an increase in deferred income tax benefits from $.3 million for the three months ended September 30, 1995 to $4.3 million for the same three-month period of 1996.


         Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

         Revenue for the nine-month period ended September 30, 1996 was $16.0 million as compared to revenue for the nine months ended September 30, 1995 of $6.2 million, an increase of 158%. The increase resulted primarily from the increase in subscribers brought about by the February 23, 1996 contribution of markets by CAI and Heartland to CS Wireless.

         Operating expenses were $33.0 million and $8.5 million for the nine-month periods ended September 30, 1996 and 1995, respectively. The $24.5 million increase was attributable to increases in system operations of $7.3 million (1996 - $9.4 million; 1995 - $2.1 million), marketing expense of $1.7 million (1996 - $2.2 million; 1995 - $0.5 million) general and administrative costs of $4.6 million (1996 - $7.5 million; 1995 - $2.9 million) and depreciation and amortization expense of $10.9 million (1996 - $13.9 million; 1995 - $3.0 million). These increases are primarily due to increases in the subscriber base and subscriber equipment resulting from the February 23, 1996 contribution of markets by CAI and Heartland to CS Wireless.

         Other expense increased from $0.2 million in 1995 to $12.6 million in 1996, primarily due to the accretion on discount notes and amortization of debt issuance costs related to the issuance of the Units as of February 23, 1996 totaling $16.7 million and other interest expense of $0.8 million, partially offset by interest income in 1996 of $4.9 million with no comparable amount in 1995.

         The $19.3 million net loss for the nine months ended September 30, 1996 compares to a net loss of $1.9 million for the same period of 1995. The $17.4 million increase in net loss resulted primarily from the increase in operating expenses, offset by an increase in deferred income tax benefits from $.3 million for the nine months ended September 30, 1995 to $10.2 million for the same nine-month period of 1996.

         The FCC recently conducted an auction (the "BTA Auction") of available commercial wireless cable spectrum in 487 basic trading areas ("BTAs") and six additional BTA-like geographic areas around the country. The winner of a BTA has the right to develop the vacant MMDS frequencies throughout the BTA, consistent with certain specified interference criteria that protect existing ITFS and MMDS channels. Existing ITFS and MMDS channel rights holders also must protect the BTA winner's spectrum from interference caused by power increases or tower relocations. CAI was the high bidder for 32 BTA authorizations, for a total of $48.8 million. Heartland was the high bidder for 93 BTA authorizations, for a total of $19.8 million. CAI and Heartland are obligated to convey to the Company, at their cost, and the Company has agreed to purchase, any rights acquired in the BTA Auction relating to the Company's markets, as well as certain other BTAs. Rights to BTAs for the Company's Bakersfield and Stockton/Modesto, California; Charlotte, North Carolina; and Cleveland, Ohio markets were acquired by CAI for approximately $5.6 million.
In addition, CAI purchased BTAs relating to Atlanta, Georgia and Louisville, Kentucky for approximately $7 million. Of the aggregate $12.6 million, approximately $9.0 million has been paid by CAI to the FCC in accordance with the rules of the BTA Auction for these BTAS. Heartland purchased BTAs

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS--(Continued)


RESULTS OF OPERATIONS--(CONTINUED)

relating to Little Rock, Arkansas, Long View, Washington, Benton Harbor, Kalamazoo, Muskegon and Grand Rapids, Michigan, Dallas and San Antonio, Texas, Minneapolis, Minnesota, Salt Lake City, Utah, Dayton, Ohio and Oklahoma City, Oklahoma for approximately $5.3 million. Of this amount, approximately $1.1 million has been paid by Heartland to the FCC for these BTAS. The Company has reimbursed CAI and Heartland, using a portion of the proceeds from the Unit Offering, in the amount of $4.0 million, and will continue to reimburse CAI and Heartland for any and all costs incurred by CAI and Heartland, which costs are estimated to be up to $15 million, in connection with these BTAs in accordance with the terms of the Participation Agreement. The Company's ability to increase power or relocate its transmission facilities in markets where it is not the owner of the BTA may be limited, which could increase the cost to the Company of, and extend the time for, developing a commercially viable system.


RECENT ACCOUNTING PRONOUNCEMENTS
         The Company's adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," during 1996 did not have a significant effect on its financial position or results of operations.

         The Company does not plan to adopt the fair value-based measurement methodology for employees stock options contemplated by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, this Standard is not expected to have a significant effect on the Company's financial position or results of operations.


FUTURE OPERATING RESULTS; FORWARD LOOKING STATEMENTS
         The Company's future revenues and profitability are difficult to predict due to a variety of risks and uncertainties, including (i) business conditions and growth in the Company's existing markets, (ii) the successful launch of systems in new markets, (iii) the Company's existing indebtedness and the need for additional financing to fund subscriber growth and system development, (iv) government regulation, including FCC regulations, (v) the Company's dependence on channel leases, (vi) the successful integration of future acquisitions and (vii) numerous competitive factors, including alternative methods of distributing and receiving video transmissions.

         The Company expects to continue its subscriber growth and launch additional systems. Moderate increases in revenues and subscribers are anticipated for the remainder of 1996 and 1997; however, the rate of increase cannot be estimated with precision or certainty. The Company believes that G&A and depreciation and amortization expense will continue to increase to support overall growth.

         Because of the foregoing uncertainties affecting the Company's future operating results, past performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. In addition, the Company's participation in a highly dynamic industry often results in significant volatility in the price of the Company's bonds.

         In addition to the matters noted above, certain other statements made in this report are forward looking. Such statements are based on an assessment of a variety of factors, contingencies and uncertainties deemed relevant by management, including technological changes, competitive products and services, management issues as well as those matters discussed specifically elsewhere herein. As a result, the actual results realized by the Company could differ materially from the statements made herein. Readers of this report are cautioned not to place undue reliance on the forward looking statements made in this report.

                          PART II.  OTHER INFORMATION


ITEM 1.          LEGAL PROCEEDINGS

None

ITEM 5.          OTHER INFORMATION

         An important part of the Company's growth strategy is to expand its markets and subscriber base through the acquisition of wireless cable systems and channel rights in targeted markets throughout the midwest and southwest regions of the United States. Through selected acquisitions, divestitures, asset swaps and joint ventures, the Company will seek to increase its regional concentration of wireless cable television systems in order to realize economies of scale and operating efficiencies. The Company believes that its strategy of increasing regional concentration of wireless cable television systems and channel rights will also enhance the Company's ability to attract potential joint venture opportunities with large strategic partners. The Company also believes that these partnerships will enable it to benefit from the partners' capital, infrastructure and brand identity, thereby increasing the Company' ability to penetrate its markets. Consistent with this strategy, the Company continues to explore and pursue opportunities to acquire additional wireless cable television assets in markets that meet the Company's selection criteria, to divest itself of wireless cable television assets that are inconsistent with the Company's regional market emphasis, and to continually evaluate its current markets to ensure that its portfolio of operating systems and channel interests reflect the Company's growth strategy. It is CS Wireless's policy not to discuss or comment upon negotiations regarding such transactions until a definitive agreement is signed or other circumstances indicate a high degree of probability that a transaction will be consummated, unless the law otherwise requires.

         On July 17, 1996, CS Wireless acquired from Heartland all of the outstanding stock of Heartland Wireless Georgia Properties, Inc., a Georgia corporation ("Heartland Georgia") that was a wholly-owned subsidiary of Heartland (the "Heartland Acquisition"). Heartland Georgia owns (i) leases and licenses for wireless cable frequency rights for wireless cable channels transmitting in Adairsville, Powers Crossroads and Rutledge, Georgia (the "Atlanta (suburbs) markets") and (ii) leases for four tower sites. The purchase price was $7.2 million. The Company has agreed to sell to an unrelated third party (i) certain assets of Heartland Georgia, such leases and licenses for wireless cable frequency rights for wireless cable channels transmitting in the Atlanta (suburbs) markets and leases to the four tower sites in such markets for $7,300,000, subject to adjustment, plus reimbursement of certain expenses and (ii) the BTA License relating to Atlanta, Georgia for $6,000,000, subject to adjustment. The closing of such sale is subject to various conditions precedent and there can be no assurance that such transaction will be consummated.

         On October 11, 1996, CS Wireless acquired all of the issued and outstanding common stock ("USA Common Stock") of USA Wireless Cable, Inc. ("USA") in a merger transaction (the "USA Wireless Acquisition") pursuant to an Agreement and Plan of Merger, dated as of July 23, 1996 (the "USA Merger Agreement"). USA currently provides wireless cable service in certain Midwest markets, including but not limited to the Effingham, Kansas, Wellsville, Kansas, Radcliffe, Iowa, Scottsbluff, Nebraska, Kalispell, Montana and Rochester, Minnesota markets (the "USA Markets"). USA currently services approximately 3,600 subscribers in the USA Markets.

         At the time of the USA Wireless Acquisition, the outstanding shares of USA Common Stock were converted into rights to receive an aggregate $17,012,000, of which approximately $6,000,000 was paid in the form of CS Wireless common stock and approximately $10,000,000 consisted of approximately $9,000,000 of indebtedness assumed by CS Wireless and an amount of approximately $760,000 (the "Note Amount") in the form of two promissory notes, payable on demand. $5,000 of the Note Amount represents payment for Hilliard's covenant not to compete, and $755,000 of the Note amount is in satisfaction of an obligation from USA to Hilliard.

         The Company has entered into a letter of intent and signed a definitive purchase agreement with PCTV to exchange CS Wireless' Salt Lake City, Utah market for PCTV's Kansas City, Missouri market. CS Wireless has also entered into a letter of intent with American Telecasting, Inc. ("ATI") to exchange CS Wireless' Minneapolis,

Minnesota, Bakersfield, California and Stockton / Modesto, California markets for ATI's Little Rock, Arkansas, Louisville, Kentucky, Oklahoma City, Oklahoma and Wichita, Kansas markets. CS Wireless will pay approximately $5.5 million in cash to ATI as part of the exchange. There can be no assurance that the foregoing transactions will be consummated.


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8 K

         (a)     Exhibits

                 Exhibit 27 - Financial Schedule

         (b)     Reports on Form 8 K

None

                                   SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  December 12, 1996              CS WIRELESS SYSTEMS, INC.




                                       By:  /s/A. Scott Letier
                                            -------------------------------
                                            A. Scott Letier
                                            Senior Vice President-Finance and
                                             Chief Financial Officer
                                            (Principal Financial Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
