Form 10-K
period 1996-12-31
CS WIRELESS SYSTEMS INC
filed 1997-03-31
CIK 1011744

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549



                                    FORM 10-K


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1996

                                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from _______________ to _______________

                          COMMISSION FILE NO. 333-20295

                            CS WIRELESS SYSTEMS, INC.
             (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                              23-2751747
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

                          200 CHISHOLM PLACE, SUITE 202
                               PLANO, TEXAS  75075
          (Address of principal executive offices, including zip code)
                                 (972) 633-4000
              (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

      Title of Each Class Name of Each Exchange on Which Registered
             None                          None


           Securities Registered Pursuant To Section 12(g) Of The Act:
                                      None

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     As of March 31, 1997, 10,702,609 shares of the Registrant's Common Stock were outstanding, 1,445,408 shares of which were held by nonaffiliates. The Company's Common Stock has not been registered with the Securities and Exchange Commission, and no market exists for its Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                            CS WIRELESS SYSTEMS, INC.

                                TABLE OF CONTENTS

                                                                            Page

FORWARD LOOKING INFORMATION AND RISK FACTORS . . . . . . . . . . . . . . . .   1

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

     Item 1. BUSINESS.. . . . . . . . . . . . . . . . . . . . . . . . . . .    6

     Item 2. PROPERTIES.. . . . . . . . . . . . . . . . . . . . . . . . . .   17

     Item 3. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . .   17

     Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . .   17

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

     Item 5. MARKET FOR REGISTRANT'S COMMON STOCK  AND RELATED STOCKHOLDER
             MATTERS.. . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

     Item 6. SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . .   18

     Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS.. . . . . . . . . . . . . . . . . . . .    19

     Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . .     23

     Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . . . .    23

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23

     Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . .   23

     Item 11. EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . .   25

     Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . . .   27

     Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . .   28

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29

     Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM

           8-K.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    32

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . . . . . .   F-1

                            CS WIRELESS SYSTEMS, INC.

                         1996 ANNUAL REPORT ON FORM 10-K

                  FORWARD LOOKING INFORMATION AND RISK FACTORS


     CS Wireless Systems, Inc. (together with its subsidiaries, "CS" or the "Company") or its representatives may make forward looking statements, oral or written, including statements in this report's Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and filings with the Securities and Exchange Commission (the "Commission"), regarding estimated future operating results, planned capital expenditures (including the amount and nature thereof) and the Company's financing plans, if any, related thereto, increases in subscribers and the Company's financial position and other plans and objectives for future operations. There can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. Among the factors that could cause actual results to differ materially from the Company's expectations are general economic conditions, competition, government regulations and other factors set forth among the risk factors noted below or in the description of the Company's business in Item 1 of this report, as well as factors contained in the Company's other securities filings.

     All subsequent oral and written forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. The Company assumes no obligation to update any of these statements.

     SUBSTANTIAL LEVERAGE AND ABILITY TO SERVICE DEBT. As of December 31, 1996, the Company had outstanding indebtedness of approximately $276.3 million. For the year ended December 31, 1996, earnings were insufficient to cover fixed charges by $43.2 million. The ability of the Company to meet its debt service requirements will depend upon achieving significant and sustained growth in the Company's cash flow. The Company currently anticipates that working capital and revenues generated from the operation of its wireless cable systems should be sufficient to make principal and interest payments on the Company's indebtedness as they become due. However, there can be no assurance that the Company's operations will generate sufficient cash flow to pay such obligations. The Company's ability to generate such cash flow is subject to a number of risks and contingencies. Accordingly, there can be no assurance as to whether or when the Company's operations will become profitable or whether the Company will have sufficient resources to meet its debt service obligations as they become due.

     The degree to which the Company is leveraged could have important consequences, including, but not limited to, the following: (i) the Company's ability to obtain additional equity or debt financing in the future for working capital, capital expenditures, product development, acquisitions, general corporate purposes or other purposes may be materially limited or impaired;
(ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness; and
(iii) the Company's high degree of leverage may make it more vulnerable to economic downturns, limit its ability to withstand competitive pressures and reduce its flexibility in responding to changing business and economic conditions.

     LACK OF PROFITABLE OPERATIONS; LIMITED BUSINESS HISTORY. The wireless cable systems and assets that the Company has acquired have experienced operating losses. The Company expects to realize additional operating and net losses on a consolidated basis while it develops and expands its wireless cable systems. There can be no assurance that the Company will be able to develop or expand its wireless cable systems or that it or its individual subsidiaries will achieve profitability in future years.

     The Company has a limited operating history. Given the Company's limited operating history, there is no assurance that the Company will be able to achieve positive cash flow from operating activities and to compete successfully in the subscription television industry.

     NEED FOR ADDITIONAL FINANCING FOR CAPITAL EXPENDITURES AND OPERATIONS. The Company's business requires substantial investment to finance capital expenditures and operating expenses for subscriber growth and systems development. The Company has budgeted capital expenditures of approximately $58.0 million and $120.0 million for 1997 and 1998, respectively. The Company believes that working capital and revenues generated from operations will provide sufficient funds to meet its needs for approximately the next 12 months. Capital expenditures in excess of such resources may be financed, in whole or in part, by the Company through debt or equity financings, subscriber equipment lease financings, joint ventures or other arrangements. There is no assurance that any additional financing necessary to expand the build-out of the Company's wireless cable systems or to acquire new systems will be available on satisfactory terms and conditions, if at all. Additional debt could result in a substantial portion of the Company's cash flow from operations being dedicated to the payment of principal and interest on such indebtedness, may render the Company more vulnerable to competitive pressures and economic downturns and could impose restrictions on the Company's operations. To the extent that future financing requirements are satisfied through the issuance of equity securities, the Company's stockholders could experience dilution. Failure to obtain additional financing could adversely affect the growth of the Company and its ability to compete successfully in the subscription television industry.

     HIGHLY COMPETITIVE INDUSTRY. The subscription television industry is highly competitive. The Company's principal subscription television competitors in each market are traditional hard-wire cable, direct broadcast satellite ("DBS") and private cable operators. Hard-wire cable companies generally are well-established and known to potential customers and have significantly greater financial and other resources than the Company. Premium movie services offered by cable television systems have encountered significant competition from the home video cassette recorder ("VCR") industry. In areas where several local off-air VHF/UHF broadcast channels can be received without the benefit of subscription television, cable television systems also have faced competition from the availability of broadcast signals generally and have found market penetration to be more difficult. Legislative, regulatory and technological developments may result in additional and significant competition, including competition from local telephone companies and from a proposed new wireless service known as Local Multipoint Distribution Service ("LMDS").

     Digital capability is essential for wireless to compete with hard-wire cable, which in its current analog state offers between 35 to 60 channel offerings depending on a given market. With the deployment of digital technology, hard-wire cable is expected to offer over 100 channels. In addition, within each market, the Company initially must compete with others to acquire, from the limited number of wireless cable channels issued or issuable, rights to a minimum number of wireless cable channels needed to establish a commercially viable system. Aggressive price competition or the passing of a substantial number of presently unpassed households by any existing or new subscription television service could have a material adverse effect on the Company's results of operations and financial condition.

     New and advanced delivery technologies for the subscription television industry, including digital compression, fiber optic networks, DBS transmission and LMDS, are in various stages of development. These technologies are being developed and supported by entities, such as hard-wire cable companies, telephone long distance companies, regional bell operating companies ("RBOCs") and other large telecommunications companies, that have significantly greater financial and other resources than the Company. These new technologies could have a material adverse effect on the demand for wireless cable services. There can be no assurance that the Company will be able to compete successfully with existing hard-wire cable competitors or new entrants in the market for subscription television services.

     The Company will also face intense competition from other providers of data transmission services if the Company implements, on a commercial basis, such services (which it plans to do in Dallas, as of the date hereof). Such competition is increased due to the fact that the MMDS spectrum has not traditionally been utilized to deliver such alternative services, and consumer acceptance of such services delivered via MMDS technology is unknown at this time. Many of the existing providers of data transmission services, such as regional telephone companies, have significantly greater financial and other resources than the Company. There can be no assurance that there will be consumer demand for alternative uses of the MMDS spectrum such as data transmission services, including Internet access, that the Company will be able to compete successfully against other providers of such services or that the Company will be able to achieve profitability from such services in future years.

NEW APPLICATIONS OF MMDS THE SPECTRUM. The Company is pursuing alternative uses of its MMDS spectrum, many of which uses rely on technology that is currently being developed by the Company and other MMDS operators and vendors. There can be no assurance that such technology development will continue, or that it will result in technologically-viable MMDS systems. Additionally, alternative uses of MMDS spectrum have not been commercially deployed in any meaningful manner to date by any MMDS operator. There can be no assurance that such alternative uses can be deployed in a commercially reasonable manner, that such uses will gain consumer acceptance, or that alternative uses of the MMDS spectrum can be developed into a profitable business by the Company.

     COMPETITIVE PRESSURES OF RAPID CHANGES IN TECHNOLOGY. The wireless cable industry and the subscription television industry in general are subject to rapid and significant changes in technology which may increase competitive pressures on the Company or require capital investments to remain competitive that are beyond the Company's resources at the time. Because of the rapid and high level of technological change in the industry in which the Company competes, the effect of technological changes on the businesses of the Company cannot be predicted.

     DIGITAL TECHNOLOGY NOT COMMERCIALLY AVAILABLE. Currently, wireless cable companies can offer up to 33 analog channels of educational and commercial programming. The ability to offer substantially more programming utilizing existing wireless channel capacity is dependent on effectively applying digital technology. Federal Communications Commission ("FCC") approval is required before the Company's wireless cable systems can be converted to digital technology. The FCC has recently issued a Declaratory Ruling and Order which effectively established interim rules to govern the transition from analog to digital technology. The FCC has yet to commence a rulemaking proceeding to adopt permanent rules. There can be no assurance as to what permanent rules and policies the FCC will adopt to govern the use of digital technology, which such rules and policies will be adopted, or the Company's ability to comply with those rules and policies. It is expected that digital technology will be commercially available in sufficient production in 1997. It is also expected that the cost of digital equipment will exceed the cost of analog equipment. There can be no assurance, however, that digital converter boxes and other equipment necessary to implement digital technology, including satellite delivery of digital signals, will be available on this timetable. Conversion from current analog technology to digital technology will not take place in all markets simultaneously. The Company intends to begin the build out and conversion of some of its markets using digital technology in 1997.

     LAUNCH OF DIGITAL SYSTEMS. The Company intends to launch digital video and Internet access services in its Dallas market in 1997. The ability of the Company to successfully launch these services is dependent upon several factors, including, without limitation, the availability of adequate facilities and equipment to support a digital Multi-Channel Distribution Service and Multipoint Multi-Channel Distribution Service (collectively, "MMDS") system, as well as the receipt of requisite regulatory approvals.
The Company has filed a series of related modification applications with the FCC requesting authority to operate a 50 watt digital video system in Dallas, which applications are currently pending before the FCC. The FCC has granted MMDS licensees the authority to offer one-way Internet access (using a traditional telephone line return path) without any further regulatory hurdles. The Company has applied to the FCC for developmental authority for two-way flexible use of two channels in its Dallas market, on a test basis, which application is also currently pending before the FCC. There can be no assurance that the Company will be granted authority with respect to any of its pending applications or that the commercial deployment of any new products for which authority has been or will be granted will be successful. Further, there can be no assurance that, even if such tests of two-way flexible use of the MMDS spectrum are successful and permanent authority is granted by the FCC to the Company, that two-way flexible use could be successfully deployed in a commercial manner, and if so deployed, would be profitable.

     In order for the Company to launch a digital subscription television service in any market in which it now has or may in the future have a digital MMDS transport system, the Company must have access to pre-digitized, compressed programming. The Company is currently in discussions with certain third parties which the Company believes will be able to provide it with the pre-digitized, compressed programming necessary to launch digital subscription television in Dallas. As of the date hereof, no definitive agreement has been reached with any such third party provider, and there can be no assurance that CS will be able to reach a definitive agreement on terms and conditions satisfactory to the Company, if at all. If the Company cannot contract with a third party provider capable of providing CS with sufficient digital programming to launch a digital subscription television service, the Company would have to construct its own digital compression center. The Company estimates the cost of constructing a digital compression center to be approximately $8.0 million, based on information available to the Company as of the date hereof. Access to pre-digitized, compressed programming, either through a third party provider or construction of a digital compression center, must be secured for each market in which CS desires to launch a digital subscription television service.

     RESTRICTIONS IMPOSED BY GOVERNMENT AND COMMUNITY REGULATION. The wireless cable industry is regulated by the FCC. The FCC governs, among other things, the issuance, renewal, assignment, transfer and modification of licenses necessary for wireless cable systems to operate and the time afforded to licensees to construct their facilities. The FCC requires fees for certain applications and licenses, and mandates that certain amounts of educational, instructional or cultural programming be transmitted over certain of the channels used by the Company's existing and proposed wireless cable systems. In the 50 largest markets, the FCC has authorized up to 33 channels (constituting a spectrum bandwidth of 198 MHz) primarily for wireless cable transmission of video programming. In smaller markets, the FCC has authorized up to 33 channels (constituting a spectrum bandwidth of 196 MHz). Up to 13 MMDS channels can be licensed by the FCC to commercial operators for full-time usage without programming restrictions. The remaining Instructional Television Fixed Services ("ITFS") channels typically are authorized for educational purposes, although excess capacity can be leased to wireless cable operators, subject to certain programming restrictions. Licenses for both MMDS and ITFS channels are granted based upon applications filed with the FCC. FCC approval also is required for assignment of existing licenses or transfer of control of license holders. The FCC imposes restrictions and conditions upon the use, control and operation of channels. FCC licenses are limited in duration and subject to renewal procedures. While current FCC rules are intended to promote development of a competitive subscription television industry, the statutes, rules and regulations affecting the subscription television industry could change, and any future changes in FCC rules, regulations, policies or procedures could have a negative impact on the industry as a whole, and on the Company in particular.

     In addition, wireless cable operators are subject to regulation by the Federal Aviation Administration ("FAA") with respect to construction of transmission towers and to certain local zoning regulations affecting construction of towers and other facilities. There also may be restrictions imposed by local authorities, neighborhood associations and other similar organizations limiting the use of certain types of reception equipment used by the Company. Future changes in the foregoing regulations or any other regulations applicable to the Company could have a material adverse effect on the Company's results of operations and financial condition.

     DEPENDENCE ON CHANNEL LEASES AND LICENSES: NEED FOR LICENSE EXTENSIONS. ITFS licenses generally are granted for a term of 10 years and are subject to renewal by the FCC. FCC licenses also specify construction deadlines which, if not met, could result in the loss of the license. Requests for additional time to construct a channel may be filed and are subject to review pursuant to FCC rules. Certain of the Company's ITFS channel rights are subject to pending extension requests and it is anticipated that additional extensions will be required. There can be no assurance that the FCC will grant any particular extension request or license renewal request. For most of its channel rights, the Company is dependent upon leases of transmission capacity with various third-party license holders. The Company's channel leases typically cover four ITFS channels and/or one to four MMDS channels each. Under the rules of the FCC, the term of leases for ITFS channels, which constitute up to 20 of the 33 available wireless channels within any major wireless cable market, may not exceed 10 years. There is no such restriction on MMDS leases. Following the expiration of the initial term of a lease for ITFS channels, the leases under which the Company operates generally provide that, for a specified period of time, which is typically one year, the ITFS license holders may negotiate for the lease of channel capacity for one or more additional renewal terms with only the Company or its sublessor. In addition, if a renewal agreement is not reached within a specified time during which only the Company or its sublessor has the use of the channel capacity, the Company will thereafter typically have, for an additional specified period of time, a right of first refusal to match any competing offers from one or more third parties. Because the ITFS license holders have generally received their FCC licenses within the last 10 years, the Company and other similarly situated entities in the industry have had little or no experience negotiating renewals of ITFS channel lease agreements. The Company anticipates, however, that it will be able to negotiate additional renewals with either the incumbent license holder, or with successor license holders, although there is no assurance that it will be successful in doing so. The MMDS channel leases held by the Company generally grant the Company the right to renew the channel lease. All ITFS and MMDS channel leases are dependent upon the continued validity of the corresponding FCC license. The Company anticipates that upon the expiration of the current license terms, all such FCC licenses will be renewed following completion of the FCC review process, although there is no assurance that such renewal applications will be granted. The termination of or failure to renew a channel license or lease (due to a breach by the Company or its lessor, cancellation of the license held by a third party lessor for failure to timely construct and/or perfect the wireless cable facility or otherwise) or the failure to grant an application for an extension of the time to construct an authorized station, would result in the Company being unable to deliver programming on such channel(s) unless it were able to lease excess capacity from a successor license holder. Such a termination or failure could have a material adverse effect on the Company. In addition, the anticipated conversion to digital technology and the use of channels for services other than video may require renegotiation of the Company's channel leases, and there is no assurance that such renegotiated leases will be on terms as favorable as the Company's current leases.

     UNCERTAINTIES OF A NEW INDUSTRY. While wireless cable television is not a new technology, it is a new industry with a limited operating history. Many difficulties and uncertainties are normally associated with new industries, such as lack of consumer acceptance, difficulty in obtaining financing, increasing competition, advances in technology and changes in laws and regulations. There can be no assurance that the wireless cable industry will develop or continue as a viable or profitable industry.

     DEPENDENCE ON KEY INDIVIDUALS. The success of the Company is largely dependent on the experience and knowledge of its executive officers. The loss of the services of one or more of these individuals and the Company's inability to attract and retain other key members of the Company's management could have a material adverse effect upon the Company.

     CABLE SUBSCRIBER CONVERSION. In each of the principal markets serviced by the Company there is or will be significant competition for households that are presently subscribers of hard-wire cable services. There can be no assurance that the Company will be able to attract to its services existing cable customers, who for a variety of reasons may be reluctant to shift from their present cable service.

     NO ASSURANCE THAT THE COMPANY WILL MANAGE GROWTH EFFECTIVELY. If the Company grows rapidly it may experience a significant strain on its management, operating and financial resources. The Company's ability to manage growth effectively will require it to continue to implement and improve its operating and financial systems and to expand, train and manage its employee base. These demands are expected to require the addition of new management personnel and the development of additional expertise by existing management personnel. Managing growth is especially challenging for a company with limited financial resources, and the failure to effectively manage growth could have a material adverse effect on the Company's operations. Further, the Company has been created by combining various wireless cable systems from several different companies, and may in the future acquire additional wireless cable systems, and there can be no assurance that such systems can be integrated efficiently into the existing business.

     IMPACT OF RECENTLY ENACTED LEGISLATION. The recently enacted Telecommunications Act of 1996 (the "1996 Act") could have a material impact on the wireless cable industry and the competitive environment in which the Company operates. The 1996 Act will result in comprehensive changes to the regulatory environment for the telecommunications industry as a whole. The legislation will, among other things, substantially reduce regulatory authority over cable rates. Another provision of the 1996 Act will afford hard-wire cable operators greater flexibility to offer lower rates to certain of their subscribers, and would thereby permit cable operators to offer discounts on hard-wire cable service to the Company's subscribers or prospective subscribers. The legislation will permit telephone companies to enter the video distribution business, subject to certain conditions. The entry of telephone companies into the video distribution business, with greater access to capital and other resources, could provide significant competition to the wireless cable industry, including the Company. In addition, the legislation will afford relief to DBS by exempting DBS providers from local restrictions on reception antennas and preempting the authority of local governments to impose certain taxes.

     CONTROL BY CAI AND HEARTLAND. In connection with the contribution of assets and securities to the Company in exchange for shares of the Company's common stock, par value $.001 per share ("Common Stock"), CAI Wireless Systems, Inc. ("CAI") and Heartland Wireless Communications, Inc. ("Heartland") entered into a Stockholders' Agreement (as defined) which, among other matters, provides that at all times prior to the Common Stock becoming publicly traded or a sale by CAI of all or substantially all of its Common Stock of the Company, CAI will own more shares of Common Stock than any other stockholder and will maintain operational control of the Company. The Stockholders' Agreement also provides that CAI and Heartland will vote their shares of Common Stock in favor of a board of directors comprised of four members designated by CAI and three members designated by Heartland, thereby enabling CAI and Heartland to effectively elect and control the Company's Board of Directors. Most major decisions require the affirmative approval of at least 70% (seven of nine members) of the Directors of the Company so that neither CAI nor Heartland can unilaterally control major decisions affecting the Company.

     HOLDING COMPANY STRUCTURE. The Company intends to transfer ownership of the wireless cable television assets comprising the Company's markets to wholly owned subsidiaries. At such time, the assets of the Company will consist of the outstanding shares of capital stock of such subsidiaries. The Company must rely on dividends and other advances and transfers of funds from its subsidiaries to provide the funds necessary to meet its debt service obligations. The ability of such subsidiaries to pay such dividends and make such advances and transfers will be subject to applicable state laws regulating the payment of dividends. Claims of creditors of the Company's subsidiaries, including general creditors and lenders, will generally have priority as to the assets of such subsidiaries over the claims of the Company and the holders of the Company's outstanding indebtedness.

                                     PART I

ITEM 1.   BUSINESS.

GENERAL

     The Company is one of the largest wireless cable television companies in the United States in terms of line-of-sight ("LOS") households and subscribers. The Company's 18 markets encompass approximately 7.5 million television households, approximately 6.2 million of which are LOS households, as estimated by the Company. As of December 31, 1996, the Company provided service to approximately 65,600 subscribers.

     At March 31, 1997, CAI and Heartland owned 47.7% and 38.8%, respectively, of the outstanding Common Stock of the Company. CAI is one of the largest developers, owners and operators of wireless cable television systems in the United States. Heartland is a leading developer, owner and operator of wireless cable systems in small to mid-size markets located in the central United States.

     CS was formed in December 1993 as ACS Ohio, Inc. On February 23, 1996 (the "Contribution Closing"), in exchange for approximately 60% of the Company's Common Stock, CAI, directly or indirectly, contributed to the Company the wireless cable television assets and all related liabilities, or the stock of subsidiaries owning wireless cable television assets, associated with the wireless cable television markets of Bakersfield and Stockton/Modesto, California; Charlotte, North Carolina; and Cleveland, Ohio. Simultaneously, in exchange for approximately 40% of the Company's Common Stock, cash, a short-term note (the "Heartland Short-Term Note") and a long-term note (the "Heartland Long-Term Note"), Heartland, directly or indirectly, contributed or sold to the Company the wireless cable television assets and all related liabilities associated with the wireless cable television markets of Grand Rapids, Michigan; Minneapolis, Minnesota; Kansas City (suburbs), Missouri; Dayton, Ohio; Dallas, Fort Worth and San Antonio, Texas; and Salt Lake City, Utah. The Contributions were made to the Company by CAI and Heartland pursuant to a Participation Agreement, as amended (the "Participation Agreement"), among the Company, CAI and Heartland. On October 11, 1996, the Company acquired all of the common stock of USA Wireless Cable, Inc. ("USA Cable") in a merger transaction. USA Cable provided wireless cable service in certain Midwest markets, including but not limited to the Effingham and Wellsville, Kansas; Radcliffe, Iowa; Scottsbluff, Nebraska; Kalispell, Montana and Rochester, Minnesota markets.

     On February 23, 1996, in a private placement, the Company issued and sold 100,000 Units (the "Units"), with each Unit consisting of four 11 3/8% Senior Discount Notes due 2006 (the "Old Notes") (each at $1,000 principal amount at maturity) and 1.1 shares of Common Stock (the "Unit Offering"), for an aggregate purchase price of approximately $229.5 million. The Company received approximately $219.7 million of net proceeds from the Unit Offering.

     The Company has filed two Registration Statements on Form S-1 under the Securities Act of 1933, as amended (the "Securities Act"), with the Commission for the registration of its 11 3/8% Series B Senior Discount Notes due 2006 (the "New Notes"). The New Notes are identical in all material respects to the Old Notes, except for certain transfer restrictions and registration rights relating to the Old Notes. Pursuant to each Registration Statement, holders of Old Notes were able to exchange Old Notes for New Notes (the "Exchange Offer"). CS did not receive any proceeds from the registration of the New Notes or the Exchange Offer.

     The Company is incorporated under the laws of the state of Delaware. The Company's principal executive offices are located at 200 Chisholm Place, Suite 202, Plano, Texas 75075, and its telephone number is 972/633-4000.

INDUSTRY OVERVIEW

     SUBSCRIPTION TELEVISION INDUSTRY. The subscription television industry began in the late 1940s to serve the needs of residents in predominantly rural areas with limited access to local broadcast television stations. The industry expanded to metropolitan areas due to, among other things, the fact that it offered better reception and more programming. Currently, such systems offer various types of programming, which generally include basic service, enhanced basic, premium service and, in some instances, pay-per-view service. Traditional hard-wire cable systems transmit signals from a central transmission facility and deliver the signal to a subscriber's location through an extensive network of fiber optic and/or coaxial cable, amplifiers and related equipment ("Cable Plant").

     A subscription television customer generally pays an initial connection charge and a fixed monthly fee for basic service. The amount of the monthly basic service fee varies from one area to another and is a function, in part, of the number of channels and services included in the basic service package and the cost of such services to the television system operator. In most instances, a separate monthly fee for each premium service and certain other specific programming is charged to customers, with discounts generally available to customers receiving multiple premium services. Monthly service fees for basic, enhanced basic and premium services constitute the major source of revenue for subscription television systems. Converter rentals, remote control rentals, installation charges and reconnect charges for customers who were previously disconnected are also included in a subscription television system's revenues, but generally are not a major component of such revenues.

     WIRELESS CABLE INDUSTRY BACKGROUND. Wireless cable, as an alternative to traditional, hard-wire cable television, was made possible by a series of FCC rule changes in the 1980s. However, regulatory and other obstacles impeded the growth of the wireless cable industry through the remainder of the 1980s. During the 1990s, several factors have encouraged the growth of the wireless cable industry, including (i) regulatory reforms by Congress and the FCC to facilitate competition with hard-wire cable, (ii) federal legislation that increased the availability of programming for wireless cable systems on non-discretionary terms, (iii) consumer demand for alternatives to traditional hard-wire cable service, (iv) enhanced ability of wireless cable operators to aggregate a sufficient number of channels in each market to create a competitive product, and (v) increased availability of capital to wireless cable operators in the public and private markets. According to Paul Kagan Associates Inc., there are approximately 200 wireless cable systems currently operating in the United States, serving approximately 850,000 subscribers at the end of 1995.

     Like a traditional hard-wire cable system, a wireless cable system receives programming at a head-end. Wireless cable programming, however, is then retransmitted by microwave transmitters operating in the 2150-2162 MHz and 2500-2686 MHz portions of the radio spectrum from an antenna typically located on a tower associated with the head-end to a small receiving antenna located on a subscriber's rooftop. At the subscriber's location, the signals are converted to frequencies that can pass through conventional coaxial cable into a descrambling converter located on top of a television set. Wireless cable requires a clear LOS, because the microwave frequencies used will not pass through dense foliage, hills, buildings or other obstructions. To ensure the clearest LOS possible in the Company's markets, the Company has placed, and plans to place, its transmit antennae on towers or tall buildings in areas located in such markets. There exists, in each of the Company's operating and targeted markets, a number of acceptable locations for the placement of its transmit antennae, and the Company does not believe that the failure to secure any one location for such placement in any single market will materially affect the Company's operations in such market. Additionally, some LOS obstructions can be overcome with the use of signal repeaters which retransmit an otherwise blocked signal over a limited area. The Company believes that its coverage will be further enhanced upon the implementation of digital technology. Since wireless cable systems do not require an extensive Cable Plant, wireless cable operators can provide subscribers with a reliable signal and a high quality picture with few transmission disruptions at a significantly lower system capital cost per installed subscriber than traditional hard-wire cable systems.

     The Company expects that digital wireless equipment will become commercially available in 1997 and expects to offer digital subscription television service in Dallas, the Company's first digital market, in the third quarter of 1997. Digital technology will give the Company the capability to deliver in excess of 100 channels. The availability of channels in excess of those used to provide a complete selection of local television stations and cable networks will be used to provide an expanded variety of premium and pay-per view channels. In addition, as there are further advancements in digital compression technology, the Company will be able to use a portion of its spectrum bandwidth for other uses, such as Internet access and interactive programming.

OPERATIONAL AND PLANNED MARKETS

     The table below outlines as of December 31, 1996 the characteristics of the Company's operational markets, pre-launch markets and markets under development. The Company expects that the pre-launch markets and the markets under development will be operational by the end of 1998.

                                                                Number of Channels
                                                                  Available(b)
                                                                ------------------
                              Estimated
                                 Total         Estimated                                    Approximate
                             Service Area        LOS          Wireless    Off-              Number of
   Market                    Households(a)   Households(a)     Cable      Air     Total     Subscribers
--------------------------   -------------   -------------    --------    ----    -----     -----------
OPERATIONAL MARKETS

Bakersfield, CA (c)              162,000          151,000        32       10       42         8,553
Cameron/Maysville, MO             65,000           59,000        24        5       29         2,350
Cleveland, OH                  1,178,000          884,000        29        8       37        23,945
Dayton, OH (d)                   610,000          413,000        33        5       38         7,012
Fort Worth, TX                   540,000          443,000        26       13       39         1,042
Grand Rapids, MI                 346,000          259,000        16        7       23           757
Minneapolis, MN (c)              959,000          882,000        28        8       34         4,778
Nortonville/Effingham, KS         53,000           48,000        21        8       29         1,725
San Antonio, TX                  550,000          440,000        32        6       38        13,443
Sweet Springs, MO                 61,000           55,000        20        8       28         1,948

PRE-LAUNCH MARKETS

Dallas, TX                       981,000          872,000        22       13       35            -
Kansas City, MO (e)              432,000          389,000        24        5       29            -
Wellsville, KS                   229,000          206,000        20        8       28            -

MARKETS UNDER DEVELOPMENT

Battle Creek/Kalamazoo, MI.      231,000          173,000        12        4       16            -
Charlotte, NC (f)                580,000          472,000        13        -       13            -
Napoleon/BloomCenter, IN (c)(d)  141,000          113,000        20        -       20            -
Rochester, MN (c)                 57,000           51,000        23        4       27            -
Stockton/Modesto, CA (c)         350,000          300,000        26        6       32            -
                               ---------        ---------                                   ------
Total                          7,525,000        6,210,000                                   65,553
                               ---------        ---------                                   ------
                               ---------        ---------                                   ------

(a) The Estimated Total Service Area Households for each market represents the Company's estimate of the number of households within the service area for the primary transmitter in each market based on census data. The Estimated LOS Households for each market represents the approximate number of Estimated Total Service Area Households within the service area of the primary transmitter that can receive an adequate unobstructed analog or digital signal, as estimated by the Company, based on topographical and engineering analyses. The service area for a market varies based on a number of factors, including the transmitter height, transmitter power and the proximity of adjacent wireless cable systems.
(b) The Number of Channels Available comprises analog wireless cable and local broadcast channels that can be received by subscribers. Wireless cable channels either are licensed to the Company or are leased to the Company from other license holders. The Number of Channels Available also includes certain channels that are subject to FCC approval of applications for new station authorizations, power increases, transmitter relocations, as well as third party interference agreements. The FCC's failure to grant one or more new station applications could decrease the number of channels. The FCC's failure to grant one or more power increase or transmitter relocation applications, or the failure to obtain certain third party interference agreements, could delay the initiation of service and/or reduce the coverage area of the affected system or systems.
(c) These markets do not currently fit with the Company's strategy of regional concentration and are, therefore, candidates for sale or exchange. No prediction can be made as to if or when such dispositions will occur.
(d) When the FCC issues a station authorization, the licensee is afforded a certain period of time to complete construction. If the licensee cannot complete construction within the specified time frame, the licensee must file a request with the FCC for additional time to complete construction. The Napoleon/Bloom Center, Indiana market has 20 channels, all of which are the subject of currently pending requests for additional time to complete construction.
(e) The Kansas City, Missouri market is expected to be acquired by the Company from Peoples Choice TV Corp. ("PCTV") in connection with the PCTV Swap (as defined). The PCTV Swap is expected to close during the second quarter of 1997.
(f) The Company currently holds licenses or leases for five wireless cable channels and also has the right to develop nine additional channels, depending on interference considerations, in the Charlotte market as a result of its ownership of the Charlotte BTA.

     At December 31, 1996, the Company operated wireless cable systems in Bakersfield, California; Cleveland, Ohio; Fort Worth, Texas; Dayton, Ohio; Grand Rapids, Michigan; Cameron/Maysville, Missouri; Nortonville/Effingham, Kansas; Sweet Springs, Missouri; Minneapolis, Minnesota; and San Antonio, Texas and has acquired channel rights in Charlotte, North Carolina; Dallas, Texas and Stockton/Modesto, California. The Company also has markets in Minneapolis, Minnesota; Stockton/Modesto, California; Bakersfield, California; Napoleon, Indiana and Rochester, Minnesota. The Company believes that these markets do not fit with the Company's strategy of regional concentration, and therefore, the Company intends to sell or exchange these systems. The Company has had preliminary discussions with potential buyers with respect to such sales or exchanges; however, it does not have any definitive arrangements with any such buyer and therefore cannot predict if or when such sales or exchanges will occur.

     The Company intends to expand its markets and subscriber base through the acquisition of wireless cable systems and channel rights in targeted markets located in the mid-west and southwest regions of the United States. Through selected acquisitions, divestitures, asset swaps and joint ventures, the Company seeks to increase its regional concentration of wireless cable television systems in order to realize economies of scale and operating efficiencies. The Company believes that its strategy of increasing regional concentration of wireless cable television systems and channel rights will also enhance the Company's ability to attract potential joint venture opportunities with strategic partners. The Company also believes that these partnerships will enable it to benefit from the partners' capital, infrastructure and brand identity, thereby increasing the Company's ability to penetrate its markets. Consistent with this strategy, the Company continues to explore and pursue opportunities to acquire additional wireless cable television assets in markets that meet the Company's selection criteria, to divest itself of wireless cable television assets that are inconsistent with the Company's regional market emphasis, and to continually evaluate its current markets to ensure that its portfolio of operating systems and channel interests reflect the Company's growth strategy. It is the Company's policy not to discuss or comment upon negotiations regarding such transactions until a definitive agreement is signed or other circumstances indicate a high degree of probability that a transaction will be consummated, unless the law otherwise requires.

     On October 11, 1996, the Company acquired all of the issued and outstanding common stock ("USA Common Stock") of USA Wireless Cable, Inc. ("USA") (the "USA Wireless Acquisition"). USA provided wireless cable service in certain Midwest markets, including but not limited to the Effingham and Wellsville, Kansas; Radcliffe, Iowa; Scottsbluff, Nebraska; Kalispell, Montana; and Rochester, Minnesota markets (the "USA Markets"). At the effective time of the USA Wireless Acquisition, the outstanding shares of USA Common Stock were converted into rights to receive an aggregate of $17.6 million, of which approximately $6.3 million was paid by the issuance of shares of Common Stock and approximately $11.3 million consisted of indebtedness and payables assumed by the Company. Approximately $7.2 million of such indebtedness was paid upon consummation of the USA Wireless Acquisition, $800,000 attributed to assumed accounts payable was paid in the normal course of business and the remaining $3.3 million was off-set against the note receivable of $1.3 million, extended by the Company as part of the transaction, with the difference being paid in cash in February 1997. In connection with this acquisition, the Company also extended a note receivable to an affiliate of USA with a principal amount of $250,000 and an interest rate of 12%. This note receivable is due in August 1997.

     The Company has agreed to sell to Bell South (i) certain assets acquired by the Company in the Heartland Wireless Georgia Properties, Inc. transaction (see "Item 13. Certain Relationships and Related Transactions"), including leases and licenses for wireless cable frequency rights for wireless cable channels transmitting in

Adairsville, Powers Crossroads and Rutledge, Georgia and leases for the four tower sites in such markets for $7.3 million and (ii) the BTA licenses relating to Atlanta, Georgia for $6.0 million, subject to adjustment. This transaction is expected to close in the second quarter of 1997.

     The Company has entered into an Asset Exchange Agreement dated as of November 6, 1996 with PCTV and People's Choice TV of Kansas City, Inc., pursuant to which the Company will exchange its Salt Lake City, Utah market for PCTV's Kansas City, Missouri market. This exchange is expected to close in the second quarter of 1997.

SERVICE OFFERINGS AND MARKETING

     In 1996, the Company provided analog wireless television services in the markets described above under "Operational and Planned Markets." The Company employs a direct marketing approach; however, marketing expenditures to add new analog customers and capital expenditures for new analog equipment are being minimized in favor of investment primarily in digital markets and technology. In the analog markets, 28 to 42 channels are offered with traditional off-air, cable and premium programming options.

     For 1997, the Company has budgeted approximately $58.0 million in capital expenditures, including approximately $32.0 million for subscriber installations, $10.0 million for digital head-end and transmission equipment and $5.0 million relating to the build-out of several markets to accommodate a new line of business, Internet access. The Company anticipates a 1997 roll-out of digital subscription television service in its Dallas market, and plans to offer, subject to regulatory approval, a high-speed Internet access service in Dallas along with the subscription video service. These services will be deployed in a controlled, direct marketing approach designed to provide a high success rate and a high level of customer satisfaction. The digital wireless television service is expected to offer over 100 channels, including off-air, cable and premium programming. The digital internet access service will be marketed initially to commercial customers and will offer access speeds over 100 times faster than today's 28.8 Kbps modems.

     The equipment to deliver the digital signals will be supplied by General Instrument ("GI"). The Company signed a letter of intent with GI in December 1996 for the digital set-top terminals as well as the digital headend equipment. The Company expects to sign a definitive contract in the second quarter of 1997, although GI has been making initial deliveries of equipment under the letter of intent. The GI contract is expected to be based on 300,000 terminals, 200,000 of which would include cancellation penalties. The build-out of the Dallas market is budgeted to cost $45.0 million in total. The Company filed a series of related modification applications with the FCC requesting authority to operate a 50 watt digital video service in Dallas, which applications are still pending before the FCC. The FCC has granted MMDS licensees the authority to offer one-way Internet access without any further regulatory hurdles. The Company has applied to the FCC for developmental authority for two-way flexible use of two channels in its Dallas market, on a test basis, which application is still pending before the FCC. There can be no assurance that the Company will be granted authority with respect to any of its pending applications or that the commercial deployment of any new products for which authority has been or will be granted will be successful. Further, there can be no assurance that, even if such tests of two-way flexible use of the MMDS spectrum are successful and permanent authority is granted by the FCC to the Company, that two-way flexible use could be successfully deployed in a commercial manner, and if so deployed, would be profitable.

REGULATION

     GENERAL. The wireless cable industry is subject to regulation by the FCC pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act empowers the FCC, among other things, to issue, revoke, modify and renew licenses within the spectrum available to wireless cable; to approve the assignment and/or transfer of control of such licenses; to approve the location of wireless cable systems; to regulate the kind, configuration and operation of equipment used by wireless cable systems; and to impose certain equal employment opportunity and other obligations and reporting requirements on wireless cable channel license holders and operators.

     The FCC has determined that wireless cable systems are not "cable systems" for purposes of the Communications Act. Accordingly, a wireless cable system does not require a local franchise and is subject to fewer local regulations than a hard-wire cable system. Moreover, all transmission and reception equipment for a wireless cable system can be located on private property; hence, there is no need to make use of utility poles or dedicated easements or other public rights of way. Although wireless cable operators typically have to lease the right to use wireless cable channels from the holders of channel licenses, unlike hard-wire cable operators they do not have to pay local franchise fees. Recently, legislation has been introduced in some states, including Illinois, Maryland, Pennsylvania and Virginia, to authorize state and local authorities to impose on all video program distributors (including wireless cable operators) a tax on the distributors' gross receipts comparable to the franchise fees cable operators pay. Similar legislation might be introduced in several other states. While the proposals vary among states, the bills all would require, if passed, as much as 5.0% of gross receipts to be paid by wireless distributors to local authorities. Efforts are underway by the industry trade association to preempt such state taxes through federal legislation. In addition, the industry is opposing the state bills as they are introduced, and, in Virginia, it has succeeded in being exempted from the video tax that was eventually enacted into law. However, it is not possible to predict whether new state laws will be enacted which impose new taxes on wireless cable operators. The imposition of a gross receipts tax on the Company could have a material adverse effect on the Company's business.

     In the 50 largest markets, 33 analog channels are available for wireless cable (in addition to any local broadcast television channels that are not retransmitted over the microwave channels). The FCC licenses and regulates the use of channels by license holders and system operators. In each geographic service area of all other markets, 33 analog channels are available for wireless cable (in addition to any local broadcast television channels that are not retransmitted over the microwave channels). Except in limited circumstances, 20 wireless cable channels in each of these geographic service areas are generally licensed to qualified non-profit educational organizations (commonly referred to as ITFS channels). In general, each of these channels must be used a minimum of 20 hours per week for instructional programming. The remaining "excess air time" on an ITFS channel may be leased to wireless cable operators for commercial use, without further restrictions (other than the right of the ITFS license holder, at its option, to recapture up to an additional 20 hours of air time per week for educational programming, or such other restrictions, including the recapture of additional hours of air time, as may be included in any lease). Lessees of ITFS' "excess air time," including the Company, generally have the right to transmit to their customers the educational programming provided by the lessor at no incremental cost. The FCC recently amended its rules to permit ITFS license holders to consolidate their educational programming on one or more of their ITFS channels, thereby providing wireless cable operators leasing such channels, including the Company, with greater flexibility in their use of ITFS channels. The remaining 13 analog channels available in most of the Company's operating and targeted markets are made available by the FCC for full-time usage without programming restrictions.

     LICENSING PROCEDURES. The actual number of wireless cable channels available for licensing in any market is determined by the FCC's interference protection and channel allocation rules. The FCC awards ITFS and MMDS licenses based upon applications demonstrating that the applicant is legally, financially and technically qualified to hold the license and that the operation of the proposed station will not cause interference to other stations or proposed stations entitled to interference protection.

     The FCC recently conducted an auction (the "BTA Auction") of available commercial wireless cable spectrum in 487 basic trading areas ("BTAs") and six additional BTA-like geographic areas around the country. The winner of a BTA has the right to develop the vacant MMDS frequencies throughout the BTA, consistent with certain specified interference criteria that protect existing ITFS and MMDS channels. Existing ITFS and MMDS channel rights holders also must protect the BTA winner's spectrum from interference caused by power increases or tower relocations. CAI was the high bidder for 32 BTA authorizations, for a total of $48.8 million of which $12.6 million relates to the Company's markets. Heartland was the high bidder for 93 BTA authorizations, for a total of $19.8 million of which $5.3 million relates to the Company's markets. CAI and Heartland are obligated to convey to the Company, at their cost, and the Company has agreed to purchase, any rights acquired in the BTA Auction relating to the Company's markets, as well as certain other BTAs. Rights to BTAs for the Company's Bakersfield and Stockton/Modesto, California; Charlotte, North Carolina; and Cleveland, Ohio markets were acquired by CAI for approximately $5.6 million. In addition, CAI purchased BTAs relating to Atlanta, Georgia and Louisville, Kentucky for approximately $7.0 million. Of the aggregate $12.6 million, approximately $12.0 million has been paid by CAI through December 31, 1996 to the FCC in accordance with the rules of the BTA Auction for these BTAs. Heartland purchased BTAs relating to Little Rock, Arkansas; Longview, Washington; Oklahoma City, Oklahoma; Grand Rapids, Michigan; Dayton, Ohio; Minneapolis, Minnesota; Dallas and San Antonio, Texas; Benton Harbor, Kalamazoo and Muskegan, Michigan and Salt Lake City, Utah for approximately $5.3 million. Of this amount, approximately $1.1 million has been paid by Heartland to the FCC for these BTAs. The Company has reimbursed CAI and Heartland in the amount of $13.1 million through December 31, 1996, and will continue to reimburse CAI and Heartland for any and all costs incurred by CAI and Heartland, which total costs are estimated to be up to $17.9 million excluding interest expense which accrues at 9.5% per annum, in connection with these BTAs in accordance with the terms of the Participation Agreement. The Company has a pending application on file with the FCC to assign CAI's BTAs to the Company. The Company's ability to increase power or relocate its transmission facilities in markets where it is not the owner of the BTA may be limited, which could increase the cost to the Company of, and extend the time for, developing a commercially viable system.

     Under rules and policies for applications for new MMDS facilities filed before the BTA Auction, the FCC would generally issue a conditional license that permits the conditional licensee to commence construction of its facilities upon the satisfaction of specified conditions. Construction of MMDS stations generally must be completed within one year of grant of the conditional license.

     In February 1995, the FCC amended its rules and established "windows" for the filing of new ITFS applications or major modifications to authorized ITFS facilities. The first filing "window" was October 16 through 20, 1995. Where two or more ITFS applicants file applications for the same channels and the proposed facilities could not be operated without impermissible interference, the FCC employs a set of comparative criteria to select from among the competing applicants. Construction of ITFS stations generally must be completed within 18 months of the date of grant of the authorization.

     If construction of MMDS or ITFS stations is not completed within the authorized construction period, the licensee must file an application with the FCC seeking additional time to construct the station and demonstrate therein compliance with certain FCC standards. If the extension application is not filed or is not granted, the license will be deemed forfeited. ITFS and MMDS licenses generally have terms of 10 years. Licenses must be renewed thereafter, and may be revoked for cause in a manner similar to other FCC licenses. FCC rules prohibit the sale for profit of a conditional MMDS license or a controlling interest in the conditional licensee prior to construction of the station or, in certain circumstances, prior to the completion of one year of operation. However, the FCC does permit the leasing of 100% of an MMDS licensee's spectrum to a wireless cable operator and the granting of options to purchase a controlling interest in a license even before such holding period has lapsed.

     Wireless cable transmissions are subject to FCC regulations governing interference and reception quality. These regulations specify important signal characteristics such as modulation (i.e., AM/FM) or encoding formats (analog or digital). In July 1996, the FCC issued a Declaratory Ruling setting interim rules for the implementation of digital technology. The declaratory ruling permits the Company to commence installation and operations in a digital mode under existing FCC technical interference criteria. It is likely that, in the longer term, the FCC will consider adopting both new technical and service rules tailored to digital operations. The service rules could modify the respective rights and obligations of the ITFS lessors and their commercial lessees of "excess air time" in light of the increased capacity that would result from digital compression. Even if the FCC does adopt new service rules governing the allocation of "excess air time" in a digital environment, it is anticipated that there would be a dramatic increase in the number of channels that will be available to the Company following the conversion to digital transmissions. The Company believes that the necessary FCC approvals will be obtained to permit use of digital compression by the time it becomes commercially available; however, there can be no assurance that these approvals will be forthcoming or timely. In addition, such modifications filed with the FCC after the BTA Auction will be subject to the interference protection rights of BTA Auction winners.

     The FCC also regulates transmitter locations and signal strength. The operation of a wireless cable television system requires the co-location of a commercially viable number of transmitting antennas and operations with transmission characteristics (such as power and polarity). In order to commence the operations of certain of the Company's markets, applications have been or will be filed with the FCC to relocate and modify existing transmission facilities. A total of 12, 18, 1, 5, 4 and 16 channels in Fort Worth, Dallas and San Antonio, Texas; Salt Lake City, Utah; Charlotte, North Carolina; and Stockton/Modesto, California, respectively, are subject to pending applications for co-location.

     Under current FCC regulations, a wireless cable operator generally may serve subscribers anywhere within the LOS of its transmission facility, provided that it complies with interference standards. Under rules adopted by the FCC on June 15, 1995, an MMDS channel license holder generally has a protected area of 35 miles around its transmitter site. The new rules became effective on September 18, 1995. An ITFS channel license holder has protection as to all of its receive sites, but the same protected area during excess capacity use by a wireless cable operator as an MMDS license holder. In launching or upgrading a system, the Company may wish to relocate its transmission facility or increase its height or power. If such changes cause the Company's signal to violate interference standards with respect to the protected area of other wireless license holders, the Company would be required to obtain the consent of such other license holders; however, there can be no assurance that such consents would be received. The BTA license holder may serve subscribers within its BTA provided it does not interfere with any existing license holders' 35 mile protected service area, any adjacent BTA and/or ITFS license holders' receive sites.

     INTERFERENCE ISSUES. Interference from other wireless cable systems can limit the ability of a wireless cable system to serve any particular point. In licensing ITFS and MMDS systems, a primary concern of the FCC is avoiding situations where proposed stations are predicted to cause interference with the reception of previously authorized or proposed stations. Pursuant to FCC rules, a wireless cable system is generally protected from interference within a radius of 35 miles of the transmission site. In addition, modification applications submitted after the BTA Auction are required to protect auction winners from interference. The FCC's interference protection standards may make one or more of these proposed modifications or new grants unavailable. In such event, it may be necessary to negotiate interference agreements with the licensees of the systems which would otherwise block such modifications or grants. There can be no assurance that the Company will be able to negotiate all necessary interference agreements that are on terms acceptable to the Company. In the event the Company cannot obtain interference agreements required to implement the Company's plans for a market, the Company may have to curtail or modify operations in that market, utilize a less optimal tower location, or reduce the height or power of the transmission facility, any of which could have a material adverse effect on the growth of the Company in that market. In addition, while the Company's leases with ITFS and MMDS licensees require their cooperation, it is possible that one or more of the Company's channel lessors may hinder or delay the Company's efforts to use the channels in accordance with the Company's plans for the particular market.

     THE 1992 CABLE ACT. On October 5, 1992, Congress enacted the 1992 Cable Act, which compels the FCC to, among other things, (i) adopt comprehensive federal standards for the local regulation of certain rates charged by hard-wire cable operators, (ii) impose customer service standards on hard-wire cable operators, (iii) govern carriage of certain broadcast signals by all multi-channel video providers, and (iv) compel non-discriminatory access to programming owned or controlled by vertically-integrated cable operators.

     The rate regulations adopted by the FCC do not regulate cable rates once other multi-channel video providers serve, in the aggregate, at least 15% of the households within the cable franchise area. The customer service rules adopted by the FCC establish certain minimum standards to be maintained by traditional hard-wire cable operators. These standards include prompt responses to customer telephone inquiries, reliable and timely installations and repairs, and readily understandable billing practices. These rules do not apply to wireless cable operators, although the Company believes that it provides and will continue to provide customer service superior to its hard-wire cable competitors.

     Under the retransmission consent provisions of the 1992 Cable Act and the FCC's implementing regulations, all multi-channel video providers (including both hard-wire and wireless cable) seeking to retransmit certain commercial broadcast signals must first obtain the permission of the broadcast station. Hard-wire cable systems, but not wireless cable systems, are required under the 1992 Cable Act and the FCC's "must carry" rules to retransmit a specified number of local commercial television or qualified low power television signals.

     The 1992 Cable Act and the FCC's implementing regulations impose limits on exclusive programming contracts and prohibit programmers in which a cable operator has an attributable interest from discriminating against cable competitors with respect to the price, terms and conditions of programming. Certain provisions of the 1992 Cable Act and the FCC's implementing regulations have been challenged in the courts and the FCC. Under the 1996 Act, Congress has directed the FCC to eliminate cable rate regulations for "small systems," as defined in the 1996 Act, and for large systems under certain prescribed circumstances, and for all cable systems effective three years after enactment of the 1996 Act.

     While current FCC regulations are intended to promote the development of a competitive subscription television industry, the rules and regulations affecting the wireless cable industry may change, and any future changes in FCC rules, regulations, policies and procedures could have a material adverse effect on the Company. In addition, a number of legal challenges to the 1992 Cable Act and the regulations promulgated thereunder have been filed, both in the courts and before the FCC. These challenges, if successful, could result in increases in the Company's operating costs and otherwise have a material adverse effect on the Company. The Company's costs to acquire satellite-delivered programming may be affected by the outcome of those challenges. Other aspects of the 1992 Cable Act that have been challenged, the outcome of which could adversely affect the Company, include the 1992 Cable Act's provisions governing rate regulation to be met by traditional hard-wire cable companies. The 1992 Cable Act empowered the FCC to regulate the basic subscription rates charged by traditional hard-wire cable operators. The FCC recently issued rules requiring such cable operators, under certain circumstances, to reduce the rates charged for non-premium services by as much as 17%. Should these regulations withstand court and regulatory challenges, the extent to which wireless cable operators may continue to maintain a price advantage over traditional hard-wire cable operators could be diminished. On the other hand, continued strict rate regulation of cable rates would tend to impede the ability of hard-wire cable operators to upgrade their cable plant and gain a competitive advantage over wireless cable.

     Due to the regulated nature of the subscription television industry, the Company's growth and operations may be adversely impacted by the adoption of new, or changes to existing, laws or regulations or the interpretations thereof.


     COPYRIGHT. Under the federal copyright laws, permission from the copyright holder generally must be secured before a video program may be retransmitted. Under Section 111 of the Copyright Act of 1976 (the "Copyright Act"), certain "cable systems" are entitled to engage in the secondary transmission of programming without the prior permission of the holders of copyrights in the programming. In order to do so, a cable system must secure a compulsory copyright license. Such a license may be obtained upon the filing of certain reports with and the payment of certain fees to the U.S. Copyright Office. In 1994, Congress enacted the Satellite Home Viewers Act of 1994 which enables operators of wireless cable television systems to rely on the cable compulsory license under Section 111 of the Copyright Act.

     RETRANSMISSION CONSENT. Under the retransmission consent provisions of the 1992 Cable Act, wireless and hard-wire cable operators seeking to retransmit certain commercial television broadcast signals must first obtain the permission of the broadcast station in order to cover their signal. However, wireless cable systems, unlike hard-wire cable systems, are not required under the FCC's "must carry" rules to retransmit a specified number of local commercial television or qualified low power television signals. Although there can be no assurances that the Company will be able to obtain requisite broadcaster consents, the Company believes in most cases it will be able to do so for little or no additional cost.

     RECENTLY ENACTED LEGISLATION. The 1996 Act will result in comprehensive changes to the regulatory environment for the telecommunications industry as a whole. The 1996 Act will, among other things, substantially reduce regulatory authority over cable rates. The legislation affords hard-wire cable operators greater flexibility to offer lower rates to certain of their customers and will thereby permit hard-wire cable operators to target discounts to the Company's current or prospective subscribers.

     The legislation will permit telephone companies to enter the video distribution business, subject to certain conditions. The entry of telephone companies in the video distribution business, with greater access to capital and other resources, could provide significant competition to the wireless cable industry, including the Company.

     In addition, the legislation affords relief to wireless cable operators and DBS by exempting them from local restrictions on reception antennae and preempting the authority of local governments to impose certain taxes.

     The FCC is still in the process of promulgating regulations that implement the provisions of the legislation, and the Company cannot reasonably predict the substance of rules and policies that remain to be adopted.

     OTHER. Wireless cable license holders are subject to regulation by the FAA with respect to the construction, marking, and lighting of transmission towers and to certain local zoning regulations affecting construction of towers and other facilities. There may also be restrictions imposed by local authorities. There can be no assurance that the Company will not be required to incur additional costs in complying with such regulations or restrictions.

COMPETITION

     Wireless cable television operators face competition from a number of sources, including potential competition from emerging trends and technologies in the subscription television industry, some of which are described below.

     HARD-WIRE CABLE. The Company's principal subscription television competitors in each market are traditional hard-wire cable operators. Hard-wire cable companies are generally well-established and known to potential customers and have significantly greater financial and other resources than the Company. According to a report issued by the FCC in September 1995, of the approximately 96 million total television households nationwide, approximately 85 million are passed by hard-wire cable systems, and of those homes that are passed by cable, approximately 62 million are hard-wire cable subscribers.

     DIRECT-TO-HOME ("DTH"). DTH satellite television services originally were available via satellite receivers which generally were 7-to-12 foot dishes mounted in the yards of homes to receive television signals from orbiting satellites. Until the implementation of encryption, these dishes enabled reception of any and all signals without payment of fees. Having to purchase decoders and pay for programming has reduced their popularity, although the Company will to some degree compete with these systems in marketing its services.

     DIRECT BROADCAST SATELLITE ("DBS"). DBS involves the transmission of an encoded signal direct from a satellite to the customer's home. Because the signal is at a higher power level and frequency than most satellite-transmitted signals, its reception can be accomplished with a relatively small (18-inch) dish mounted on a rooftop or in the yard. DBS cannot, for technical and legal reasons, provide local VHF/UHF broadcast channels as part of its service, although many DBS subscribers receive such channels via standard over-the-air receive antennas. Moreover, DBS may provide subscribers with access to broadcast network distant signals only when such subscribers reside in areas unserved by any broadcast station. The cost to a DBS subscriber for equipment and service is generally substantially higher than the cost to wireless cable subscribers. Three DBS services currently are available nationwide, and two more are expected to commence service in 1996. AT&T Corp. has invested $137.5 million in DirecTv Inc., a leading provider of DBS service, and MCI Communications Corp. has entered into a DBS joint venture arrangement with The News Corporation Limited, using a license that MCI won at a FCC auction for which it is paying a reported $682.5 million. DBS currently has approximately 2.3 million subscribers nationwide. This new venture has agreed to merge with Echostar, an existing DBS provider, and has announced plans to provide local broadcasting.

     PRIVATE CABLE. Private cable, also known as satellite master antenna television, is a multi-channel subscription television service where the programming is received by satellite receiver and then transmitted via coaxial cable throughout private property, often MDUs, without crossing public rights of way. Private cable operates under an agreement with a private landowner to service a specific MDU, commercial establishment or hotel. The FCC permits point-to-point delivery of video programming by private cable operators and other video delivery systems in the 18 GHz band. Private cable operators compete with the Company for exclusive rights of entry into larger MDUs, commercial establishments and hotels.

     TELEPHONE COMPANIES. The 1996 Act removed many of the restrictions on the ability of local exchange carriers ("LECs"), including RBOCs, to provide video programming directly to subscribers in their respective telephone service areas. Thus, while there remains a prohibition against a LEC acquiring a hard-wire cable operator within its telephone service area, LECs can build their own hard-wire cable systems, own wireless cable systems, and/or operate "open video" platforms. Open video platforms do not require a local cable franchise but do require the LEC to make the platform available to other service providers on a discriminatory basis. In addition to having the opportunity to install traditional hard-ware cable, LECs also have the option of installing high capacity fiber optic facilities. The Company believes that it will continue to maintain a cost advantage over installing hard-wire, fiber optic or open video distribution platforms due to the high capital expenditures associated with such technologies. In July 1995, Pacific Telesis Group ("PacTel"), a LEC based in California, acquired Cross Country Wireless, Inc., a wireless cable system in southern California, for approximately $175.0 million. PacTel announced that its acquisition of Cross Country will allow PacTel to enter the market for consumer video services on an expedited basis. More recently, Bell South announced plans to acquire wireless cable channel rights in Atlanta, Georgia, New Orleans, Louisiana, and Miami, Florida. The competitive effect of the entry of telephone companies into the subscription television business, including wireless cable, is still uncertain.


     LOCAL OFF-AIR VHF/UHF BROADCASTS. Local off-air VHF/UHF broadcast television stations (such as ABC, NBC, CBS and Fox) provide free programming to the public. Previously, subscription television operators could retransmit these broadcast signals without permission. However, effective October 6, 1993, pursuant to the 1992 Cable Act, local broadcasters may require that subscription television operators obtain their consent before retransmitting local television broadcasts. The Company has obtained such consents for its operating systems. The Company will be required to obtain such consents in certain of its markets to re-broadcast any such channels. The Company believes that it will be able to obtain such consents, but no assurance can be given that it will be able to obtain all such consents. The FCC also has recently permitted broadcast networks to acquire, subject to certain restriction, ownership interests in hard-wire cable systems. In some areas, several low power television ("LPTV") stations authorized by the FCC are used to provide multi-channel subscription television service to the public. LPTV transmits on conventional VHF/UHF broadcast channels, but is restricted to very low power levels, which limits the area where a high-quality signal can be received.

     LOCAL MULTI-POINT DISTRIBUTION SERVICE ("LMDS"). In 1993, the FCC initially proposed to redesignate the 28 GHz band to create a new video programming delivery service referred to as LMDS. In July 1995, the FCC proposed to award licenses in each of 493 BTAs pursuant to auctions. Sufficient spectrum for up to 49 analog channels has been designated for the LMDS service. Two licenses will be awarded in each BTA. The LMDS licensees will share the 28 GHz frequency band with the Mobile Satellite Service and the 31 GHz band with state and local governments. One license would be awarded on a primary basis for an 1150 MHz frequency block, and the other on a co-primary basis for a 150 MHz frequency block. The FCC contemplates allowing LMDS licensees to use the spectrum for a variety of services, including telephony, interactive video, video distribution, data transmission, teleconferencing, and other applications. Depending on the type and number of services offered, the cost of the customer-premises equipment could range from $300 (for a video receive antenna), to $1,000

(for telephony, video and data capabilities). The FCC has issued final rules, and announced that the auction for LMDS spectrum will take place in 1997.

EMPLOYEES

     As of December 31, 1996, the Company has approximately 290 employees. The Company has experienced no work stoppages and believes that it has good relations with its employees.

ITEM 2.   PROPERTIES.

     The Company leases office sites in Dallas, Texas and Philadelphia, Pennsylvania. The Company also leases or owns office space, transmitting facilities, including tower space, tower sites and head-end facilities, in all of its markets. The Company believes adequate leasehold space is available in all locations in which the Company currently leases office or transmission sites.

     The Company owns substantially all of the equipment which is necessary to conduct its operations, except certain vehicles and certain test equipment. A significant portion of the Company's investment in plant and equipment consists of subscriber equipment, which includes antennae, block-down converters, remotes and related installation equipment, principally located at the subscribers' premises, and the reception and transmitter equipment located at leased transmitter sites.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company's former President and Chief Executive Officer, Lowell Hussey, has commenced a lawsuit against the Company in the United States District Court for the District of Oregon. The complaint alleges, among other things, wrongful termination and breach of the duty of good faith and fair dealing. The complaint seeks unspecified damages. The Company believes that the lawsuit is without merit and intends to defend it vigorously.

     During the fourth quarter of 1996, the Company became aware of a dispute involving San Antonio Wireless, Inc. ("SAW") over the Company's lease rights to eight ITFS channels for San Antonio. SAW is the putative lessee of channel capacity leases with two ITFS licensees and has asserted that predecessors of the Company were required to have obtained SAW's consents to transfer sublease rights to the channel capacity to the Company. Therefore, SAW has asserted that the transfers of the lease rights to the Company were not valid. SAW has also alleged that the Company failed to make monthly lease payments on a timely basis, and that those failures constituted a material breach of the lease agreements. SAW has purported in writing to evict the Company from the channel leases. The Company's position has been that either SAW's consent was not required for the transfers, or that SAW was required to give its consent pursuant to the channel leases. The Company has also asserted that, to the extent it might have failed to make timely payments, such a failure or failures did not constitute a basis for SAW to terminate the Company's lease rights. If SAW pursues the enforcement of an eviction of the Company from the use of the eight ITFS channels, and is successful, the Company's inability to transmit on eight channels in the San Antonio market could have a material adverse effect on the Company's continued ability to offer subscribers in that market an attractive programming package. In addition, SAW may pursue monetary damages related to the Company's unwillingness to vacate the channels.

     Although there can be no assurance of the final resolution of these matters, the Company believes that, based upon its current knowledge of the facts of each case, it has meritorious defenses to the claims made and intends to defend each suit vigorously, and the Company does not believe that the outcome of any of these lawsuits will have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matters to a vote of security holders during the fourth quarter of the year covered by this report.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK  AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock has not been registered with the Securities and Exchange Commission, and no market exists for its Common Stock.

     The Company did not pay dividends on its Common Stock during the year ended December 31, 1996.

ITEM 6.   SELECTED FINANCIAL DATA.

     The following table sets forth selected historical financial data for the Company and the Company's Cleveland, Ohio market (the "Predecessor") as of February 28, 1993 and 1994, and December 31, 1994, 1995 and 1996 and for the years ended February 28, 1993 and 1994, the period from March 1, 1994 to March 8, 1994, the period from March 9, 1994 to December 31, 1994, the period from January 1, 1995 to September 29, 1995, the period from September 30, 1995 to December 31, 1995, and the year ended December 31, 1996, which have been derived from the financial statements of Metropolitan Cablevision, Inc. ("Cablevision"), MetroCable, Inc. ("MetroCable"), Metropolitan Satellite Corp. ("Metro Satellite"), ACS Ohio, Inc. and Subsidiaries ("ACS Ohio"), CS Wireless Systems, Inc. and Subsidiaries (formerly ACS Ohio, Inc.) and certain assets of Atlantic Microsystems, Inc. and the Company, which have been audited by independent public accountants. Period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance due to the acquisition of the Predecessor on March 9, 1994 by ACS Enterprises, Inc. ("ACS Enterprises") and the subsequent acquisition of the Predecessor on September 29, 1995 by CAI. As a result of the acquisitions, financial information for periods through March 8, 1994, periods from March 9, 1994 through September 29, 1995 and periods subsequent to September 29, 1995 is presented on different cost bases and, therefore, such information is not comparable.

                                                                PREDECESSOR                                       COMPANY
                                      ----------------------------------------------------------------    ------------------------
                                      YEAR ENDED FEBRUARY 28,   March 1,       March 9,     January 1,    September      Year
                                                                1994 to        1994 to      1995 to       30, 1995 to    Ended
                                                                March 8,       December     September      December     December
                                        1993(1)     1994(1)       1994(1)   31, 1994(2)    29, 1995(2)    31, 1995(3)   31, 1996(3)
                                       ---------   --------    ----------   -----------    -----------    -----------  -----------
                                                                            (In thousands)
Statement of operations data:

Revenues                                 $5,190     $5,267         $116        $4,332         $6,170         $2,301       $22,738

Costs and expenses, excluding
depreciation and amortization.            5,461      4,256           76         3,454          5,441          2,103        27,192
Depreciation and
   amortization                           1,560        836           10         1,571          3,020          1,796        20,345

Operating income (loss)                  (1,831)       175           30          (693)        (2,291)        (1,598)      (24,799)
Interest expense                          6,356      2,846           39            62            233              2        24,959
Net loss                                 (8,137)    (2,162)          (9)         (576)        (1,875)        (1,207)      (28,527)

Balance Sheet data (at period end):

Total assets                              4,581      3,797         --          19,741         21,095         75,688       414,237

Total debt (excluding accrued
interest)                                35,190     10,117         --           2,471            225            112       276,276

Total equity (deficit)                  (58,371)   (10,846)        --          15,375         13,500         60,316       124,834

Other data:

EBITDA(4)                                 1,429      1,011           40           878            729            198        (4,454)


(1) Through March 8, 1994, the wireless cable television system serving the Predecessor was comprised of MetroCable (and its predecessor, Cablevision) and Metro Satellite. The selected historical financial information has been derived from the financial statements of (i) Cablevision for the period from March 1, 1992 to June 3, 1993 and MetroCable for the period from June 4, 1993 to March 8, 1994 and (ii) Metro Satellite for the period March 1, 1991 to March 8, 1994.

(2) From March 9, 1994 through September 29, 1995, ACS Ohio provided wireless cable television service to the Predecessor. The selected historical financial information has been derived from the financial statements of ACS Ohio for the period from March 9, 1994 to September 29, 1995.
(3) Subsequent to September 29, 1995, the Company provided wireless cable television service as the Predecessor. The selected historical financial information has been derived from the financial statements of CAI Wireless Systems, Inc. and Subsidiaries and certain assets of Atlantic Microsystems, Inc. for the period from September 30, 1995 to December 31, 1995, and the financial statements of the Company for the year ended December 31, 1996.
(4) EBITDA means earnings before interest expense, income taxes, depreciation, amortization and other non-cash charges. EBITDA is a financial measure commonly used in the Company's industry and should not be considered as an alternative to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as an indicator of operating performance or as a measure of liquidity.

     The following table sets forth selected historical combined financial and other data for the Company's operational markets (including the USA Markets (as defined)).

                                          YEAR ENDED DECEMBER 31,
                                    1992    1993     1994     1995     1996
                                  ------  ------  -------  -------  -------
                              (In thousands, except system and subscriber data)
Revenues (1)                      $6,087  $8,557  $13,710  $20,553  $25,687
Systems in operation (at
period end) (2)                        3       6        7        8       10
Subscribers (at period
end) (3)                          17,764  27,711   44,012   56,800   65,553

(1) The historical combined revenues information for each of the years in the three-year period ended December 31, 1993 includes combined historical financial information of (i) Cablevision and MetroCable and (ii) Metro Satellite for each of the years in the two-year period ended February 28, 1994, respectively. The historical combined subscriber information as of December 31, 1992 and 1993 includes combined subscriber information of (i) Cablevision and MetroCable and (ii) Metro Satellite as of February 28, 1993 and 1994, respectively.
(2) Prior to 1990, the Company's only operational market was in Cleveland, Ohio. Through December 31, 1996, the Company's markets began operations as follows: Bakersfield, California-1991; Fort Worth, Texas-November 1992; San Antonio, Texas-March 1993; Minneapolis, Minnesota-March 1993; Dayton, Ohio-November 1993; Effingham/Nortonville and Wellsville, Kansas per the USA Wireless Acquisition, began operations in September 1994; Grand Rapids, Michigan-September 1995; and Maysville/Cameron and Sweet Springs, Missouri-October 1995.
(3) Subscribers are calculated based on the number of equivalent basic unit subscribers (includes MDU subscribers calculated by dividing the aggregate billed monthly revenues by the normal monthly basic rate for that system).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     ACS Ohio was formed as a wholly owned subsidiary of ACS Enterprises on March 9, 1994, for the purpose of purchasing two related companies, MetroCable and Metro Satellite, that together comprised the wireless cable system serving the Cleveland, Ohio metropolitan area. MetroCable was formed on June 4, 1993 as the successor in interest to Cablevision. ACS Enterprises was acquired by CAI on September 29, 1995. ACS Ohio became a direct subsidiary of CAI upon the merger of ACS Enterprises with and into CAI as of September 29, 1995.

     The Predecessor's revenues are derived principally from the sale of subscription video services using wireless technology. Its principal costs of operations are programming, license fees, and general and administrative expenses.

     The Company had revenues of $8.5 million and $22.7 million, for the years ended December 31, 1995 and 1996, respectively. Net losses were $3.1 million and $28.5 million for the years ended December 31, 1995 and 1996, respectively. As of December 31, 1996, the Company provided service to approximately 65,600 subscribers.

LIQUIDITY AND CAPITAL RESOURCES

     Companies within the wireless cable industry require significant capital. Funds are required for the lease or acquisition of channel rights, the acquisition of wireless cable systems, the construction of system head-end and transmission equipment, the conversion of analog systems to digital technology, start-up costs related to the commencement of operations and subscriber installation costs. The Company intends to finance its capital requirements through a combination of the issuance of debt and equity securities, the disposition of wireless cable systems that are inconsistent with the Company's business strategy, the incurrence of loans and the assumption of debt and other liabilities in connection with acquisitions. Each of the operation systems that has been contributed to the Company in connection with the Contributions has incurred operating losses since inception. The combined cash flow from operating activities of the Company's operating systems has to date been insufficient to cover the combined operating expenses of such systems.

     The Company estimates that the launch of a new digital wireless cable system in a typical market will require capital expenditures of approximately $8.0 to $10.0 million of start-up expenses for head-end and transmission equipment and booster sites. Larger markets, such as the Dallas market, which is scheduled to commence operations in 1997, may require additional capital expenditures. The Company estimates that the conversion of an existing analog wireless cable system in a typical market to a digital wireless cable system will require the expenditure of approximately $6.0 to $8.0 million. These costs reflect the Company's good faith estimates; however, such estimates are speculative because to date there are no operating digital wireless cable systems, and the Company's estimates assume the efficacy and ready availability of digital technology. The Company estimates that the launch of a new analog wireless cable system in a typical market requires the aggregate capital expenditure of approximately $2.2 million. Incremental installation costs are estimated by the Company to be approximately $750 to $1,000 per subscriber in the case of a digital wireless system and approximately $350 to $700 per subscriber in the case of an analog or analog converting to digital system. The head-end and transmission expenditures must be made before programming can be delivered to subscribers and in certain instances, booster sites will be required to increase LOS households. Labor installation costs for a subscriber are incurred only after that subscriber signs up for services.

     The research and development of digital technology performed by the Company to date has been de minimis. The Company, however, participated with CAI and Heartland in a demonstration of digital satellite television transmission using MMDS technology as a delivery platform and incorporating a digital television set-top converter.

     For 1997, the Company has budgeted approximately $58.0 million in capital expenditures, including approximately $32.0 million for subscriber installations, $10.0 million for digital head-end and transmission equipment and $5.0 million relating to the build-out of several markets to accommodate a new line of business, internet access. Subject to regulatory approval, the Company anticipates a 1997 roll-out of digital subscription television service in its Dallas market. The build-out of the Dallas market is budgeted to cost $45.0 million in total. For 1998, the Company has budgeted approximately $120.0 million of additional capital expenditures. Based upon the Company's current operating plans, the Company believes that its available cash will provide sufficient funds to meet its needs for at least the next 12 months.

     The Company has signed a letter of intent and expects to sign a definitive agreement in the second quarter of 1997 with GI for digital set-top terminal and headend equipment. The Company may take deliveries of the equipment under the letter of intent. The contract is expected to be based on 300,000 terminals, 200,000 of which would involve cancellation penalties. The agreement to purchase this equipment represents a significant financial commitment on the part of the Company. As indicated above, the Company expects to spend $58 million in capital expenditures in 1997, a significant portion of which is related to GI equipment.

     The FCC recently conducted the BTA Auction of available commercial wireless cable spectrum in 487 BTAs and six additional BTA-like geographic areas around the country. CAI was the high bidder for 32 BTA authorizations, for a total of $48.8 million of which $12.6 million relates to the Company's markets, including $6.0 million of BTA licenses to be conveyed to Bell South (see "Operational and Planned Markets"). Heartland was the high bidder for 93 BTA authorizations, for a total of $19.8 million of which $5.3 million relates to the Company's markets. CAI and Heartland are obligated to convey to the Company, at their cost, and the Company has agreed to purchase, any rights acquired in the BTA Auction relating to the Company's markets, as well as certain other BTAs.

     Cash provided by operations was $2.4 million in 1996 compared to $2.1 million in 1995.

     Cash used in investing activities was $27.2 million in 1996 compared to $5.8 million in 1995. The increase in cash used in investing activities is attributable to the acquisition of certain intangible assets and the issuance of notes to affiliates in 1996 with no comparable amounts in 1995. Additionally, the acquisition and installation of subscriber equipment increased from $5.8 million in 1995 to $13.2 million in 1996 principally due to increased subscriber levels resulting from the February 23, 1996 contribution of markets by CAI and Heartland to the Company.

     Cash used in investing activities during 1996 was financed principally through the net proceeds from the sale of the Old Notes, partially offset by the payment on the BTA auction payable, payment on other notes and cash distributed pursuant to contributions. Cash used in investing activities during 1995 was financed through advances by CAI and ACS Ohio aggregating $3.1 million and cash provided by operations of $2.6 million. Due to these factors, at December 31, 1996, the Company had $113.0 million cash and cash equivalents on hand, compared to $200,000 million at December 31, 1995.

RESULTS OF OPERATIONS

     With respect to the discussion of the results of operations of the Company and the Predecessor, the results presented are comprised of financial information for the following entities and periods:

              TWELVE MONTHS ENDED DECEMBER 31, 1996
The Company                            Twelve months ended December 31, 1996

              TWELVE MONTHS ENDED DECEMBER 31, 1995
ACS Ohio                               January 1, 1995 to September 29, 1995

The Company and Certain Assets of
 Atlantic Microsystems, Inc.           September 30, 1995 to December 31, 1995

                TEN MONTHS ENDED DECEMBER 31, 1994
MetroCable                             March 1, 1994 to March 8, 1994
Metro Satellite                        March 1, 1994 to March 8, 1994
ACS Ohio                               March 9, 1994 to December 31, 1994

     The change in year end from February 28 to December 31 occurred as a result of the acquisition of MetroCable and Metro Satellite by ACS Ohio.

     Period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance due to the acquisition of MetroCable and Metro Satellite on March 9, 1994 by ACS Ohio and the subsequent acquisition on ACS Ohio on September 29, 1995 by CAI. ACS Ohio had no operations prior to March 9, 1994, when it acquired MetroCable and Metro Satellite in a stock acquisition accounted for under the purchase method of accounting. MetroCable commenced operations on June 4, 1993 as successor in interest to Cablevision. Metro Satellite had been in operation for several years prior to its acquisition. As a result of the acquisitions, financial information for periods through March 8, 1994, periods from March 9, 1994 through September 29, 1995 and periods subsequent to September 29, 1995 is presented on a different cost basis and, therefore, such information is not comparable.

TWELVE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1995

     Revenue for the twelve-month period ended December 31, 1996 (the "1996 Twelve-Month Period") was $22.7 million as compared to revenue for the twelve-month period ended December 31, 1995 (the "1995 Twelve-Month Period") of $8.5 million, an increase of $14.2 million. The increase resulted primarily from the increase in subscribers brought about by the February 23, 1996 contribution of markets by CAI and Heartland to the Company.

     Operating expenses were $47.5 million for the 1996 Twelve-Month Period
compared to $12.4 million for the 1995 Twelve-Month Period.   The $35.1 million
increase is attributable to increases in systems operations of $10.4 million (1996 -- $13.3 million; 1995 -- $2.9 million), increases in selling, increases in general and administrative expenses of $9.3 million (1996 -- $13.9 million; 1995 -- $4.6 million) and increases in depreciation and amortization expense of $15.5 million (1996 -- $20.3 million; 1995 -- $4.8 million). These increases are primarily due to increases in the subscriber base and subscriber equipment resulting from the February 23, 1996 contribution of markets by CAI and Heartland, and an increase in the Company's corporate and executive staff to support the Company's overall growth.

     Other expense increased from $0.2 million in the 1995 Twelve-Month Period to $18.4 million in the 1996 Twelve-Month Period, primarily due to the accretion on discount notes and amortization of debt issuance costs related to the issuance of the Units as of February 23, 1996 totaling $23.5 million and other interest expense of $1.5 million, partially offset by interest income in the 1996 Twelve-Month Period of $6.6 million with no comparable amount in the 1995 Twelve-Month Period.

     The $28.5 million net loss for the 1996 Twelve-Month Period compares to a net loss of $3.1 million for the 1995 Twelve-Month Period. The $25.4 million increase in net loss resulted primarily from the increase in operating losses, offset by an increase in deferred income tax benefits from $1.0 million for the 1995 Twelve-Month Period to $14.6 million for the 1996 Twelve-Month Period.

TWELVE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO TEN MONTHS ENDED DECEMBER 31, 1994

     Revenue for the twelve-month period ended December 31, 1995 (the "1995 Twelve-month Period") was $8.5 million as compared to revenue for the ten-month period ended December 31, 1994 (the "1994 Ten-month Period") of $4.4 million, an increase of $4.1 million. The increase resulted primarily from the addition of new subscribers and the two-month difference in the comparative periods. The Company averaged 23,896 subscribers with an average $27.72 per subscriber for the 1995 Twelve-month period as compared to an average of 16,327 subscribers with an average $25.78 per subscriber for the 1994 Ten-month period. Additionally, installation revenue of $0.4 million for the 1995 Twelve-month period was $300,000 more than the $100,000 for the 1994 Ten-month period. The Company spurred growth by lowering the basic subscription rate, but was able to increase the per subscriber yield through higher penetration of premium services, passing along certain programmer incentives to subscribers. The effect of the lower basis subscription rate and the higher premium penetration caused a lower gross profit percentage.

     Operating expenses amounted to $12.4 million for the 1995 Twelve-month Period compared to $5.1 million for the 1994 Ten-month Period. The $7.3 million increase was attributable to increases in programming and license fees of $1.7 million (1995 -- $2.9 million; 1994 -- $1.2 million), selling, general and administrative expenses of $1.9 million (1995 -- $3.9 million; 1994 -- $2.0 million) and marketing expenses of $.5 million (1995 -- $700,000; 1994 -- $200,000) resulting from expanding operations. Depreciation and amortization expense represented the remaining $3.2 million in increased operating expenses, primarily resulting from amortization of increased subscriber installation costs.

     Interest expense increased from less than $100,000 in the 1994 Ten-month Period to $200,000 in the 1995 Twelve-month Period. This increase resulted primarily from the increased indebtedness due to ACS Enterprises which was subject to interest charges.

     The $3.1 million net loss during the 1995 Twelve-month Period was compared to a net loss of $0.6 million during the 1994 Ten-month Period. The $2.5 million increase in the net loss resulted from expenses rising faster than revenues by $3.2 million, and an offset of $1.0 million resulting from a deferred income tax benefit in the 1995 Twelve-month Period compared to an offset of $200,000 resulting from a deferred income tax benefit in the 1994 Ten-month Period. During the 1995 Twelve-Month Period CS experienced rapid subscriber growth which increased revenues; however, the high cost associated with adding subscribers kept the operating income before depreciation and amortization comparable to the 1994 Ten-month Period.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's Consolidated Financial Statements required by this item are included on the pages immediately following the Index to Consolidated Financial Statements appearing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information as of the date of this report with respect to the those persons who are currently serving as directors and executive officers of the Company.

Name                     Age  Position
----                     ---  --------
Jared E. Abbruzzese (1)  42   Chairman of the Board
Alan Sonnenberg. . .     45   Vice Chairman of the Board
David Webb . . . . .     50   President, Chief Executive Officer and Director
Frank H. Hosea . . .     47   Senior Vice President and Chief Operating Officer
Jeffrey A. Kupp. . .     34   Senior Vice President and Chief Financial Officer
Thomas W. Dixon. . .     49   Senior Vice President of Corporate Strategy and
                              Business Development
James P. Ashman (2).     42   Director
Robert D. Happ (1)(2)    56   Director
J.R. Holland, Jr. (1)    53   Director
D. Michael Sitton. .     48   Director
William W. Sprague (1)   39   Director
____________________

(1) Member of the Compensation Committee. The Compensation Committee determines the compensation to be paid by the Company to its officers and determines the stock options to be granted by the Company to employees.

(2) Member of the Audit Committee. The Audit Committee assists the Board of Directors in fulfilling its responsibilities with respect to the Company's accounting and financial reporting activities.

     Jared E. Abbruzzese has been Chairman of the Board of Directors since the Company's formation in February 1996. Mr. Abbruzzese has been the Chairman, Chief Executive Officer and a director of CAI since its formation in 1991. From August 1992 until September 1993, Mr. Abbruzzese served in various capacities for the prior operator of a wireless cable system in Albany, New York. Mr. Abbruzzese served as President of The Diabetes Institute Foundation in Virginia Beach, VA from October 1988 until August 1991.

     Alan Sonnenberg has been Vice Chairman of the Board of Directors of the Company since May 1996 and was President of the Company from February 1996 to May 1996. Mr. Sonnenberg has been a director of CAI since September 29, 1995. Mr. Sonnenberg served as President of CAI from September 29,1995, upon the acquisition of ACS Enterprises by CAI, until February 23, 1996, when he became President of the Company. From 1988 until September 29, 1995, Mr. Sonnenberg was Chairman of the Board of Directors and Chief Executive Officer of ACS Enterprises. Mr. Sonnenberg also served as President of ACS Enterprises from 1987 until September 29, 1995. Since 1989, Mr. Sonnenberg has been a director of the Wireless Cable Association International, Inc.

     David Webb has been President, Chief Executive Officer and a director of the Company since January 22, 1997. From the Company's formation on February 23, 1996 until January 22, 1997, Mr. Webb served as a Vice

Chairman of the Board of Directors of the Company. Mr. Webb is a co-founder of Heartland and was a director of Heartland from its formation in 1990 until March 1997. From the formation of Heartland in 1990 until January 22, 1997, Mr. Webb held the positions of President and Chief Executive Officer of Heartland. Mr. Webb is also a director of Wireless One, Inc.

     Frank H. Hosea has been Senior Vice President and Chief Operating Officer since January 1997. Prior to January, Mr. Hosea held the position of Senior Vice President of Digital Operations from October 1996 to January 1997 and was Vice President of Operations prior to October 1996. Prior to joining the Company, Mr. Hosea served as Vice President of Sales/Marketing of KBLCOM Inc., a division of Houston Industries for 6 years.

     Jeffrey A. Kupp has been Senior Vice President and Chief Financial Officer since joining the Company in January 1997. Prior to joining the Company, Mr. Kupp served as Director of Special Projects in the Corporate Finance group of DSC Communications Corporation from August 1995 until January 1997. From June 1991 until August 1995, Mr. Kupp was employed in the Performance Improvement, Management Consulting group of Ernst & Young LLP, most recently as Senior Manager. Mr. Kupp is a certified public accountant.

     Thomas W. Dixon has been Senior Vice President of Corporate Strategy and Business Development since January 1997. From the Company's formation in February 1996 to January 1997, Mr. Dixon was Senior Vice President of Operations of the Company. Prior to joining the Company, Mr. Dixon served as Senior Vice President of Heartland Wireless Communications. He began advising Heartland as an Operations Consultant in March 1992 and joined Heartland in September 1993. From 1985 to March 1992, Mr. Dixon was employed as Vice President/Marketing for LDS, a long distance telephone company.

     James P. Ashman has been a director of the Company since the Company's formation in February 1996. Mr. Ashman has been Executive Vice President and Chief Financial Officer of CAI since December 1995 and a director of CAI since March 1994. Prior to his appointment as Executive Vice President and Chief Financial Officer, Mr. Ashman was Senior Vice President and Treasurer of CAI, positions he held since September 1994. From November 1992 to September 1994, he was a senior advisor of, and independent consultant affiliated with, Carolina Barnes Capital, Inc. ("CBC"), a registered broker dealer. CBC served as financial advisor to CAI from January 1993 until September 1994. Mr. Ashman was Vice President of Richter & Co., Inc. from June 1990 to November 1992.

     Robert D. Happ has been a director of the Company since the Company's formation in February 1996 and a director of CAI since September 1995. Mr. Happ had been the Managing Partner of the Boston, Massachusetts office of KPMG Peat Marwick LLP from 1985 until his retirement in 1994. Mr. Happ is also a director of Galileo Corporation.

     J.R. Holland, Jr. has been a director of the Company since May 1996. Mr. Holland has been a director of Heartland since October 1993. Mr. Holland has been employed as President and Chief Executive Officer of Unity Hunt Resources, Inc. since September 1991. Mr. Holland is also the President of Hunt Capital. Mr. Holland is also a director of Wireless One, Inc.

     D. Michael Sitton has been a director of the Company since May 1996. Mr. Sitton has been President of Sitton Properties & Co., LLC since 1995. Prior to that, Mr. Sitton was the Executive Vice President of Sitton Motor Lines, Inc., a company he co-founded in 1979.

     William W. Sprague has been a director of the Company since the Company's formation in February 1996. Mr. Sprague has been the President of Crest International Holdings, LLC ("Crest") since February 22, 1996. Mr. Sprague is also the Chief Financial Officer of TelQuest Communications, LLC. For the previous five years, Mr. Sprague worked in the Investment Banking Department at Smith Barney Inc., most recently as a Managing Director and head of the Media and Telecommunications Group. Mr. Sprague is also a director of Ethan Allen Interiors, Inc. and Centennial Communications, Inc.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth certain summary information concerning the compensation paid or awarded to the Company's Chief Executive Officer and the other executive officers receiving compensation in excess of $100,000 for the period February 23, 1996 (Inception) through December 31, 1996 (the "Named Executive Officers").

                      SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATION
                             -----------------------------------------------
                                                                  SECURITIES
                                                                  UNDERLYING
                                                   OTHER ANNUAL    OPTIONS/     ALL OTHER
NAME AND PRINCIPAL POSITION   SALARY    BONUS($)   COMPENSATION    SARS(#)   COMPENSATION
---------------------------  --------   --------  -------------   -----------  ------------
Lowell Hussey, President
  and Chief Executive
  Officer (1)                $147,115     -0-           (2)          322,581        -0-
Alan Sonnenberg, Vice
  Chairman                   $157,692     -0-        $16,878         215,054        -0-
Thomas W. Dixon, Senior
  Vice President of
  Corporate Strategy and
  Business Development       $110,762     -0-           (2)           53,763        -0-

(1) Mr. Hussey resigned as President and Chief Executive Officer of the Company effective January 22, 1997.
(2) Other annual compensation, including Company-provided vehicle or allowances, life insurance, or membership dues, less than the lesser of 10% of total annual salary and bonus or $50,000 is not presented.

COMPENSATION OF DIRECTORS

     Directors who are not officers of the Company are paid an annual fee of $5,000 and a fee of $625 per meeting attended (including committee meetings), plus out-of-pocket expenses. Officers who also serve as directors do not receive fees for serving as directors.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides information on options to purchase Common Stock of the Company granted during the fiscal year ended December 31, 1996 to the persons named in the Summary Compensation Table above.

                            OPTION/SAR GRANTS IN 1996

                                                           POTENTIAL REALIZABLE
                                                             VALUE AT ASSUMED
                                                              ANNUAL RATES OF
                                                                STOCK PRICE
                                                                APPRECIATION
                             INDIVIDUAL GRANTS                FOR OPTION TERM
                        ----------------------------      ----------------------
                                                % OF TOTAL
                        NUMBER OF SECURITIES    OPTIONS/SARS    EXERCISE
                         UNDERLYING OPTIONS/     GRANTED TO     OR BASE
                           SARS GRANTED          EMPLOYEES       PRICE      EXPIRATION
NAME                    (NUMBER OF SHARES)        IN 1996       ($/SH)         DATE         5%($)       10%($)
--------------------    --------------------    ------------    --------    ----------    ---------    ---------
Lowell Hussey                322,581                49.2%         9.40        1/1/06      1,906,973    4,832,644
Alan Sonnenberg              215,054                32.8%         9.40       2/23/06      1,271,315    3,221,762
Thomas W. Dixon               53,763                 8.2%         9.40       2/23/06        317,826      805,433


     Potential realizable value is based on the assumption that the price of the Company's Common Stock appreciates at the annual rate shown, compounded annually, from the date of grant until the end of the ten-year option term. The values are calculated in accordance with the rules promulgated by the Commission and do not reflect the Company's estimate of future stock price appreciation.

AGGREGATE OPTION/SAR EXERCISES IN 1996 AND FISCAL YEAR-END OPTION/SAR VALUES

     No executive officer named in the Summary Compensation Table exercised options to purchase Common Stock in 1996. The following table sets forth certain information with regard to the outstanding options to purchase Common Stock as of the end of the year ended December 31, 1996 for the persons named in the Summary Compensation Table above.



                         NUMBER OF SECURITIES
                         UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                           OPTIONS/SARS AT         IN-THE-MONEY OPTIONS/SARS AT
                              FY-END(#)                    12/31/96 ($)
                         ----------------------    ----------------------------
                            EXERCISABLE/                  EXERCISABLE/
    NAME                    UNEXERCISABLE                 UNEXERCISABLE
    ----                 ----------------------    ----------------------------
Lowell Hussey              107,527/215,054                    (1)
Alan Sonnenberg            150,538/64,516                     (1)
Thomas W. Dixon             53,763/0                          (1)

(1) The Company's Common Stock is not publicly traded, and no market exists for its Common Stock. Accordingly, no estimate is made regarding the value of unexercised in-the-money options.

EMPLOYMENT AGREEMENTS

     The Company and Alan Sonnenberg entered into an employment agreement, as amended, pursuant to which Mr. Sonnenberg has agreed to serve as Vice Chairman of the Board of the Company. Under the employment agreement, Mr. Sonnenberg receives a base salary of $200,000 per year and has been granted options to purchase 215,054 shares of Common Stock, with options to purchase 107,527 shares vesting immediately and the remaining options vesting in 20 equal monthly installments commencing in May 1996, at an exercise price of $9.40 per share. Mr. Sonnenberg served, until the Contribution Closing, as the President of CAI. Mr. Sonnenberg and CAI mutually agreed to terminate the employment agreement between Mr. Sonnenberg and CAI, and Mr. Sonnenberg has surrendered all options to purchase CAI common stock that he previously received in connection with his employment agreement with CAI. Mr. Sonnenberg will continue to serve as a director of CAI.

     The Company and Lowell Hussey entered into an employment agreement dated as of February 22, 1996, pursuant to which Mr. Hussey agreed to serve as President and Chief Executive Officer of the Company. Pursuant to the Company's Bylaws, Mr. Hussey, as Chief Executive Officer of the Company, became a Director of the Company. Mr. Hussey received a base salary of $150,000 per year and was granted options to purchase 322,581 shares of Common Stock, vesting in 36 equal monthly installments, at an exercise price of $9.40 per share. Effective January 22, 1997, Mr. Hussey resigned as a director, President and Chief Executive Officer and David E. Webb was appointed President and Chief Executive Officer to succeed Mr. Hussey. Subsequently, the Company made a lump sum payment of $300,000 to Mr. Hussey and is in full satisfaction of all of its obligations under his employment agreement, which was terminated. Mr. Hussey's outstanding stock options continue to be operated by the terms of his stock option agreement. Mr. Hussey has commenced a lawsuit against the Company alleging wrongful termination and other causes of action. See "Item 3. Legal Proceedings."

     The Company and Thomas W. Dixon entered into an employment agreement pursuant to which he became Senior Vice President of Corporate Strategy and Business Development of the Company. Mr. Dixon will receive a base salary of $140,000 per year and has been granted options to purchase 53,763 shares of Common Stock, vesting 30 days from date of grant, at an exercise price of $9.40 per share.

     The Company has hired Jeffrey A. Kupp to serve as a Senior Vice President and Chief Financial Officer of the Company. Mr. Kupp receives a base salary of $120,000 per year and has been granted options to purchase 40,000 shares of Common Stock, vesting in 36 equal monthly installments, commencing in January 1997, at an exercise price of $9.40 per share.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of March 31, 1997 regarding the beneficial ownership of the Common Stock of the Company by (a) each person that is the beneficial owner of more than five percent of the Common Stock of the Company, (b) the directors of the Company, (c) the Chief Executive Officer and the Named Executive Officers of the Company, and (d) all directors and executive officers of the Company as a group:






                                                  NUMBER OF
                                                    SHARES
                                                 COMMON STOCK         PERCENT
 NAME AND ADDRESS OF BENEFICIAL OWNER          BENEFICIALLY OWNED     OF CLASS
-------------------------------------------    ------------------     --------
CAI Wireless Systems, Inc.                          5,106,898           47.72%
   18 Corporate Woods Blvd., 3rd Floor
   Albany, New York 12211

Heartland Wireless Communications, Inc.             4,150,303           38.78%
   200 Chisholm Place, Suite 200
   Plano, Texas 75075

Jared E. Abbruzzese                                    --                *
   18 Corporate Woods Blvd., 3rd Floor
   Albany, New York 12211

James P. Ashman                                        --                *
   18 Corporate Woods Blvd., 3rd Floor
   Albany, New York 12211

Robert D. Happ                                         --                *
   20 Old Road
   Weston, Massachussetts 02193

J.R. Holland, Jr                                       --                *
   4000 Thanksgiving Tower
   Dallas, Texas 75201

D. Michael Sitton                                      --                *
   2727 E. 32nd St., Suite 4
   Joplin, Missouri 64804

Alan Sonnenberg                                       177,420(1)         1.63%
   15 West Street Road, Suite A-100
   Westminster, Pennsylvania 18974

William W. Sprague                                     --                *
   320 Park Avenue, 17th Floor
   New York, New York 10017

David Webb                                             14,337(1)(2)      *
    200 Chisholm Place, Suite 200
    Plano, Texas 75075

Lowell Hussey                                         107,527(1)         *
   200 Chisholm Place, Suite 200
   Plano, Texas 75075

Thomas W. Dixon                                        55,985(1)(2)      *
   200 Chisholm Place, Suite 202
   Plano, Texas 75075

All directors and executive officers                  371,658(1)(2)      3.36%
   of the Company as a group
   (11 persons)

*Less than 1%.

(1) Represents shares of Common Stock issuable upon the exercise of stock options granted by the Company which are exercisable currently or within 60 days.
(2) Includes stock option grants recommended to the Board of Directors and pending formal approval.

     MMDS Holdings II, Inc., an affiliate of Bell Atlantic Corporation ("Bell Atlantic"), and NYNEX MMDS Holding Company, an affiliate of NYNEX Corporation ("NYNEX") (collectively, the "BANX Affiliates"), were each issued 500,000 shares of Common Stock, which collectively represented a 9.57% equity interest in the Company (prior to dilution), in exchange for non-cash consideration. Pursuant to the terms of a certain Modification Agreement dated December 12, 1996 among CAI and various affiliates of Bell Atlantic and NYNEX, including MMDS Holdings II, Inc. and NYNEX MMDS Holding Company, such equity interest in the Company may be transferred to CAI under certain circumstances. There can be no assurance that this transfer will occur.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company entered into an interim services agreement with Heartland whereby, effective as of the Contribution Closing, Heartland provided miscellaneous administrative services to the Company, including the maintenance of the Company's financial information for a transition period which ended in July 1996. Amounts invoiced by Heartland to the Company pursuant to this agreement were $220,000 for the year ended December 31, 1996.

     MMDS Holdings II, Inc., an affiliate of Bell Atlantic, and NYNEX MMDS Holding Company, an affiliate of NYNEX, were each issued 500,000 shares of Common Stock, which collectively represented a 9.57% equity interest in the Company (prior to dilution), in exchange for non-cash consideration. Pursuant to the terms of a certain Modification Agreement dated December 12, 1996 among CAI and various affiliates of Bell Atlantic and NYNEX, including MMDS Holdings II, Inc. and NYNEX MMDS Holding Company, such equity interest in the Company may be transferred to CAI under certain circumstances.

     Under its existing contractual relationships with the BANX Affiliates, CAI has agreed that neither it nor any of its subsidiaries, including the Company, may take certain actions without the consent of the BANX Affiliates. These restrictions are binding on CAI, but not necessarily on the Company, which is not a party to such agreements. The CAI/BANX relationship also requires CAI and its subsidiaries, including the Company, to comply with the restrictions placed on RBOCs, such as Bell Atlantic and NYNEX and their affiliated enterprises, by the Modification of Final Judgment entered by the United States District Court for the District of Columbia on August 24, 1982 (the "MFJ"). The 1996 Act repeals the MFJ; however, the legislation enacts certain restrictions on RBOCs similar to those that were contained in the MFJ. It is unlikely that CAI and its subsidiaries, including the Company, will be subject to these restrictions. Until the FCC adopts implementing regulations, however, the Company cannot predict with certainty the extent to which it and its subsidiaries will be subject to such restrictions.

     The Heartland Short-Term Note, which had a principal amount of $25 million, was repaid on March 1, 1996, with a portion of the net proceeds from the Unit Offering.

     The Heartland Long-Term Note: (i) is in the principal amount of $15 million and has a final maturity date that is 10 years and one day after the Contribution Closing; (ii) bears interest at an annual rate of 10% until the first anniversary of the Contribution Closing and 15% thereafter; (iii) requires that all of the net proceeds received by the Company from the sale of assets be applied to the repayment of the Heartland Long-Term Note; (iv) requires that at least 30% of the net proceeds of any public offering of Common Stock be applied to the repayment of the Heartland Long-Term Note; (v) provides that no cash interest will be paid on the Heartland Long-Term Note until the Notes have been paid in full; and (vi) is subordinated to the Notes upon the occurrence of any event of bankruptcy or insolvency or any default by the Company in the payment or performance of any of its obligations under or in respect of the Notes, in accordance with subordination provisions to be set forth in the Heartland Long-Term Note. Under an agreement in principle between the Company and Heartland, amounts owing under the Heartland Long-Term Note are subject to set-off as described below.

     On July 17, 1996, CS acquired from Heartland all of the outstanding stock of Heartland Wireless Georgia Properties, Inc., a Georgia corporation ("Heartland Georgia") that was a wholly-owned subsidiary of Heartland (the "Heartland Acquisition"). Heartland Georgia owns (i) leases and licenses for wireless cable frequency rights for wireless cable channels transmitting in Adairsville, Powers Crossroads and Rutledge, Georgia (the "Atlanta (suburbs) markets") and (ii) leases for four tower sites. The purchase price was $7.2 million. The Company has agreed to sell to Bell South (i) certain assets of Heartland Georgia, such leases and licenses for wireless cable frequency rights for wireless cable channels transmitting in the Atlanta (suburbs) markets and leases to the four tower sites in such markets for $7.3 million, subject to adjustment, plus reimbursement of certain expenses and (ii) the BTA License relating to Atlanta, Georgia for $6.0 million, which CAI was the high bidder for in the BTA auction and subsequently reimbursed for by the Company. Although the Company expects to close the sale during the second quarter of 1997, the closing of such sale is subject to various conditions precedent and there can be no assurance that such transaction will be consummated.

     CAI was the high bidder for the Charlotte BTA in the BTA Auction. CAI is obligated to convey to the Company, at cost, its rights to the Charlotte BTA. The Company reimbursed CAI for the Charlotte BTA in 1996. The authorization for one of the six channels that the Company has rights to has been deemed forfeited by the FCC, and is subject to a pending petition for reinstatement. The Company will acquire rights to that channel either as a result of the grant of the petition, or as a result of its rights to that channel either as a result of the grant of the petition, or as a result of its rights, as the Charlotte BTA winner, to available spectrum. The Company will also have the right to develop an additional seven channels, depending on interference considerations in the Charlotte market as a result of its ownership of the Charlotte BTA.

     The Company has reached an agreement in principle with Heartland, pursuant to which Heartland will acquire the wireless cable operating system in Radcliffe, Iowa, and wireless cable assets in Scottsbluff, Nebraska and Kalispell, Montana currently held by the Company for an aggregate of approximately $3.9 million. The purchase price to be paid by Heartland for these assets will be paid by an equivalent reduction of the principal balance of the Heartland Long-Term Note. As part of the agreement in principle, Heartland has agreed to sell to the Company certain wireless channel rights in Grand Rapids, Michigan, Heartland expects to receive from a third party in exchange for certain other channel rights held by Heartland for $1.4 million. The Company can elect to pay the purchase price for the Grand Rapids channel rights either in cash or by having the Heartland Long-Term Note reduced by $2.5 million rather than $3.9 million. The Company received the Radcliffe system and Scottsbluff and Kalispell assets in connection with the USA Wireless Acquisition.

     The Company has reimbursed CAI in the amount of $700,000 for expenses incurred by CAI in connection with an amendment to its senior note indenture permitting CAI to consummate the transactions contemplated by the Participation Agreement. The Company has also reimbursed CAI in the amounts of $45,000 for filing fees under the Hart-Scott-Rodino Act ("HSR Act") and $1.7 million for payments made by CAI to the FCC in connection with the BTA Auction with respect to the Company's markets. The Company has reimbursed Heartland in the amounts of $700,000 for expenses incurred by Heartland in connection with the transactions contemplated by the Participation Agreement, $45,000 for filing fees under the HSR Act, $1.8 million for expenses incurred by Heartland in connection with the Acquisitions and $1.1 million for payments made by Heartland in connection with the BTA Auction.



     In March 1997, the Company purchased $200,000 of convertible notes issued by TelQuest Communications, Inc. a newly formed Delaware corportation. Mr. Abbruzzese, the chairman of the board of the Company, is the principal stockholder of TelQuest Communications, Inc.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this Annual Report on Form 10-K.

     1.   Consolidated Financial Statements:

          See Index to Consolidated Financial Statements at Item 8.

     2.   Consolidated Financial Statement Schedules:

          Schedule II - Valuation and Qualifying Accounts for the Year Ended December 31, 1996.

               All other Financial Statement Schedules have been omitted because
          (i) the required information is not present in amounts sufficient to require submission of the schedule, (ii) the information required is included in the Consolidated Financial Statements or the Notes thereto, or (iii) the information required in the Schedules is not applicable to the Company.

     3.   Exhibits:

     3.1  -   Amended and Restated Certificate of Incorporation of the
              Company.**
     3.2  -   Bylaws of the Company.**
     4.1  -   Indenture dated as of February 15, 1996 between the Company and Fleet National Bank of Connecticut (including the form of 11 3/8% Senior Discount Notes and 11 3/8% Series B Senior
              Discount Notes due 2006 as Exhibit A and Exhibit B, respectively, thereto).**

     10.1 -   Participation Agreement dated as of December 12, 1995 among the Company, CAI and Heartland.***
     10.2 -   Amendment No. 1 to Participation Agreement dated as of
              February 22, 1996 among the Company, CAI and Heartland.****
     10.3 -   Employment Agreement, dated as of February 22, 1996, as
              amended between the Company and Alan Sonnenberg.**
     10.4 -   Employment Agreement dated as of February 22, 1996 between the Company and Lowell Hussey.**
     10.5 -   Employment Agreement dated as of February 22, 1996 between the Company and Thomas W. Dixon.**
     10.6 -   Amended and Restated Stock Option Agreement dated as of
              March 19, 1996 between the Company and Alan Sonnenberg.**
     10.7 -   Stock Option Agreement dated as of March 19, 1996 between
              the Company and Lowell Hussey.**
     10.8 -   Stock Option Agreement dated as of March 19, 1996 between
              the Company and Thomas W. Dixon.**
     10.9 -   Stock Option Agreement dated as of March 19, 1996 between
              the Company and John R. Bailey.**
     10.10 -  Incentive Stock Plan.**
     10.11 -  Common Share Registration Rights Agreement dated as of
              February 15, 1996 between the Company and the Initial
              Purchasers.**
     10.12 -  Form of Registration Rights Agreement dated as of
              February 23, 1996 among the Company, MMDS Holdings II,
              Inc. and NYNEX MMDS Holding Company.**
     10.13 -  Stockholders' Agreement dated as of February 23, 1996 among the Company, CAI and Heartland.**
     10.14 -  Market Protection Agreement dated as of February 23,
              1996 between the Company and Heartland.**
     10.15 -  Promissory Note of the Company in the principal amount of $15,000,000 to the order of Heartland.**
     10.16 -  Administrative Service Agreement dated as of February
              23, 1996 between the Company and Heartland.**
     10.17 -  Asset Exchange Agreement dated as of November 6, 1996 between CS Wireless Systems, Inc., People's Choice TV
              Corp. and People's Choice TV of Kansas City, Inc.*
     21   -   Subsidiaries of the Company.*
     27   -   Financial Data Schedule.+


+    Filed herewith.

* Incorporated by reference to Item 16 of the Company's Registration Statement on Form S-1, File No. 333-20295.

** Incorporated by reference to Item 16 of the Company's Registration Statement on Form S-1, File No. 333-3288.

*** Incorporated by reference Exhibit 2.1 to the Current Report on Form 8-K dated December 12, 1995 (0-22888) of CAI Wireless Systems, Inc. ("CAI").

**** Incorporated by reference Exhibit 2.1 to the Current Report on Form 8-K dated March 8, 1996 (0-22888) of CAI.

     (b)  Reports on Form 8-K.

          During the three-month period ended December 31, 1996, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, as of March 31, 1997.

                                  CS WIRELESS SYSTEMS, INC.
                                  Registrant



                                  By             /s/ David Webb
                                      ---------------------------------------
                                                   David Webb
                                      PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                      DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 31, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.



      /s/ Jared E. Abbruzzese               /s/ Jeffrey A. Kupp
---------------------------------        ------------------------------
        Jared E. Abbruzzese                    Jeffrey A. Kupp
       CHAIRMAN OF THE BOARD               SENIOR VICE PRESIDENT AND
                                           CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL AND
                                             ACCOUNTING OFFICER)

     /s/ James P. Ashman                    /s/ D. Michael Sitton
---------------------------------        ------------------------------
         James P. Ashman                        D. Michael Sitton
            DIRECTOR                                 DIRECTOR

     /s/ Robert D. Happ                       /s/ Alan Sonnenberg
---------------------------------        ------------------------------
         Robert D. Happ                          Alan Sonnenberg
            DIRECTOR                        VICE CHAIRMAN OF THE BOARD

     /s/ J.R. Holland, Jr.                   /s/ William W. Sprague
---------------------------------        ------------------------------
        J.R. Holland, Jr.                        William W. Sprague
            DIRECTOR                                 DIRECTOR

                                                 /s/ David Webb
                                         ------------------------------
                                                    David Webb
                                           PRESIDENT, CHIEF EXECUTIVE
                                              OFFICER AND DIRECTOR

                       CS WIRELESS SYSTEMS, INC.
                          Items 8 and 14(a)

               Index to Consolidated Financial Statements

                                                                                    Page
CS Wireless Systems, Inc. and Subsidiaries:
 Independent Auditors' Report                                                       F-3
 Consolidated Balance Sheet as of December 31, 1996                                 F-4
 Consolidated Statement of Operations for the year ended December 31, 1996          F-5
 Consolidated Statement of Cash Flows for the year ended December 31, 1996          F-6
 Consolidated Statement of Stockholders' Equity for the year ended December 31,
  1996                                                                              F-7
 Notes to Consolidated Financial Statements                                         F-8

CS Wireless Systems, Inc. and Subsidiaries (formerly ACS Ohio, Inc.) and certain assets of Atlantic Microsystems, Inc.:
  Report of Independent Auditors                                                   F-23
  Combined Balance Sheet as of December 31, 1995                                   F-24
  Combined Statement of Operations and Accumulated Deficit for the period from
    September 30, 1995 to December 31, 1995                                        F-25
  Combined Statement of Cash Flows for the period from September 30, 1995 to
    December 31, 1995                                                              F-26
  Notes to Combined Financial Statements                                           F-27

ACS Ohio, Inc. and Subsidiaries:
 Report of Independent Auditors                                                    F-34
 Consolidated Balance Sheets as of December 31, 1994 and September 29, 1995        F-35
 Consolidated Statements of Operations and Accumulated Deficit for the period from March 9, 1994 (date of inception) to December 31, 1994 and for the
    period from January 1, 1995 to September 29, 1995                              F-36
 Consolidated Statements of Cash Flows for the period from March 9, 1994 (date of inception) to December 31, 1994 and for the period from January 1, 1995 to
  September 29, 1995                                                               F-37
 Notes to Consolidated Financial Statements                                        F-38

MetroCable, Inc.:
 Report of Independent Certified Public Accountants                                F-44
 Balance Sheet as of February 28, 1994                                             F-45
 Statement of Operations and Deficit for the period June 4, 1993 (date of
  commencement of operations) through February 28, 1994                            F-46
 Statement of Shareholders' Equity for the period June 4, 1993 (date of
  commencement of operations) through February 28, 1994                            F-47
 Statement of Cash Flows for the period June 4, 1993 (date of commencement of
  operations) through February 28, 1994                                            F-48
 Notes to Financial Statements                                                     F-49


                      CS WIRELESS SYSTEMS, INC.
                         Items 8 and 14(a)

              Index to Financial Statements, Continued

                                                                              Page
Metropolitan Satellite Corp.:
 Report of Independent Certified Public Accountants                           F-54
 Balance Sheet as of February 28, 1994                                        F-55
 Statement of Operations and Deficit for the year ended February 28, 1994     F-56
 Statement of Cash Flows for the year ended February 28, 1994                 F-57
 Notes to Financial Statements                                                F-58


                    INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
CS Wireless Systems, Inc.:

We have audited the accompanying consolidated balance sheet of CS Wireless Systems, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CS Wireless Systems, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                    KPMG Peat Marwick LLP



Dallas, Texas
March 21, 1997

               CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheet
                        December 31, 1996
            (dollars in thousands, except share data)


                       ASSETS

Current assets:
 Cash and cash equivalents                              $113,072
 Subscriber receivables, less
 allowance for doubtful accounts of $418                   1,079
 Notes receivable                                          1,510
 Prepaid expenses and other                                  689
                                                       ---------
    Total current assets                                 116,350

Property and equipment, net (note 3)                      42,955
License and leased license investment, net of
 accumulated amortization of $7,681                      172,953
Goodwill, net of accumulated amortization of $3,938       52,011
Assets held for sale (note 2)                             19,366
Debt issuance costs and other assets,
  net (note 4)                                            10,602
                                                       ---------
                                                        $414,237
                                                       ---------
                                                       ---------

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses, including
   $1,215 to affiliates                                 $  6,655
 Current portion of long-term debt (note 5)                3,194
 Current portion of BTA auction payable to affiliates
   (note 5)                                                  646
 Other current liabilities                                 1,043
                                                        --------
    Total current liabilities                             11,538
Long-term debt, excluding current portion (note 5)       267,870
BTA auction payable to affiliates, excluding current
  portion (note 5)                                         4,256
Deferred income taxes (note 8)                             5,429
                                                        --------
    Total liabilities                                    289,403
                                                        --------
Stockholders' equity (notes 2 and 7):
 Preferred stock, $.01 par value; authorized
  5,000,000 shares, no shares issued and outstanding        -
 Common stock, $.001 par value; authorized 40,000,000
  shares, issued and outstanding 10,445,408 shares            10
 Additional paid-in capital                              154,558
 Accumulated deficit                                    (29,734)
                                                        --------
    Total stockholders' equity                           124,834
                                                        --------
Commitments and contingencies (notes 6 and 10)          $414,237
                                                        --------
                                                        --------
See accompanying notes to consolidated financial statements.

                CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                 Consolidated Statement of Operations

                     Year ended December 31, 1996

                  (in thousands, except share data)


Revenues                                                 $  22,738
                                                         ---------
Operating expenses:
  Systems operations                                        13,258
  Selling, general and administrative                       13,934
  Depreciation and amortization                             20,345
                                                         ---------
      Total operating expenses                              47,537
                                                         ---------
       Operating loss                                      (24,799)
                                                         ---------
Other income (expense):
  Interest expense                                         (24,959)
  Interest income                                            6,600
                                                         ---------
Other income (expense), net                                (18,359)
                                                          ---------
Loss before income taxes                                   (43,158)

Income tax benefit (note 8)                                 14,631
                                                         ---------
       Net loss                                          $ (28,527)
                                                         ---------
                                                         ---------
Net loss per common share                                $   (3.06)
                                                         ---------
                                                         ---------

See accompanying notes to consolidated financial statements.

                CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                  Consolidated Statement of Cash Flows

                     Year ended December 31, 1996

                             (in thousands)

Cash flows from operating activities:
 Net loss                                                    $  (28,527)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Deferred income taxes                                        (14,631)
   Depreciation and amortization                                 20,345
   Accretion on discount notes and amortization of
    debt issuance costs                                          23,483
   Non-cash interest expense on other long term debt              1,275
   Changes in assets and liabilities, net of effects of
     contributions and acquisitions:
           Subscriber receivables                                 (115)
           Prepaid expenses and other                             (345)
           Accounts payable, accrued expenses and other
            liabilities                                            928
                                                              ---------
             Net cash provided by operating activities           2,413
                                                              ---------
Cash flows from investing activities:
 Purchases of property and equipment                           (13,243)
 Additions to intangible assets                                 (3,816)
 Investment in assets held for sale                             (8,766)
 Issuance of notes                                              (1,510)
 Other                                                              81
                                                              ---------
             Net cash used in investing activities              (27,254)
                                                              ---------
Cash flows from financing activities:
 Payments of capital lease obligations                             (198)
 Payments on BTA auction payable and other                      (20,125)
 Payments on Heartland Short-Term Note                          (25,000)
 Proceeds from Unit Offering                                    229,484
 Debt issuance costs                                             (9,793)
 Cash distributed pursuant to Contributions (note 2)            (36,639)
                                                              ---------
         Net cash provided by financing activities              137,729
                                                              ---------
Increase in cash and cash equivalents                           112,888
Cash and cash equivalents at beginning of year                      184
                                                              ---------
Cash and cash equivalents at end of year                      $ 113,072
                                                              ---------
                                                              ---------
Cash paid for interest                                        $     114
                                                              ---------
                                                              ---------

See accompanying notes to consolidated financial statements.

            CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

           Consolidated Statement of Stockholders' Equity

                 Year ended December 31, 1996

               (in thousands, except share data)

                                                  ADDITIONAL
                                  COMMON STOCK     PAID-IN    DIVISION  ACCUMULATED
                                 SHARES   AMOUNT   CAPITAL     EQUITY     DEFICIT      TOTAL
                              ---------  -------  ----------  --------  -----------   -------
Balance, December 31, 1995        1,000  $   1      15,950     45,572      (1,207)     60,316

Contributions to Company
  (note 2)                    9,999,000      9     131,503    (45,572)        -        85,940

Issuance of common stock
  pursuant to Unit Offering
  (note 5)                      110,000      -         800        -           -           800

Issuance of common stock in
  acquisition (note 2)          335,408      -       6,305        -           -         6,305
Net loss                           -         -         -          -       (28,527)    (28,527)
                             ----------  -----     -------     -------    -------     -------
Balance, December 31, 1996   10,445,408  $  10     154,558        -       (29,734)    124,834
                             ----------  -----     -------     -------    -------     -------
                             ----------  -----     -------     -------    -------     -------

See accompanying notes to consolidated financial statements.

             CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements

                       December 31, 1996

            (tables in thousands, except per share data)



(1)  General and Summary of Significant Accounting Policies

   (a)    DESCRIPTION OF BUSINESS

       CS Wireless Systems, Inc. and subsidiaries (the "Company" or "CS Wireless") develop, own and operate a network of wireless cable television systems providing subscription television services. The Company has a portfolio of wireless cable channel rights in various markets in the United States. The Company currently has systems in operation in ten markets. Systems in other markets are currently under construction and development by the Company.

       Wireless cable television is a new industry within the highly competitive subscription television industry. The Company's principal subscription television competitors in each of its markets are traditional hard-wire cable companies, direct broadcast satellite, private cable companies and other alternate methods of distributing and receiving television transmissions. Hard-wire cable companies generally are well-established and known to potential customers and have significantly greater financial and other resources than the Company.
       As the telecommunications industry continues to evolve, the Company may face additional competition from new providers of entertainment and data services. In addition, until the Company can increase its channels offered through the deployment of digital compression technology, the Company's existing competitors have more channels to offer subscribers. There can be no assurance that the Company will be able to compete successfully with existing or potential competitors in the subscription television industry.

       The growth of the Company's business requires substantial continuing investment to finance capital expenditures related to subscriber growth and system development. Capital expenditures planned for 1997 and beyond will be primarily targeted to the deployment of digital technology and subscriber growth in digital markets. The company believes that its cash and cash equivalents and cash generated from operations will be sufficient to fund the Company's operations and expansion at least through the first quarter of 1998. Additional funds will be necessary to continue the deployment of digital technologies and complete the launch/conversion, build-out and expansion of all of the Company's wireless cable systems and to bring such systems to a mature state. These activities may be financed in whole or in part through debt or equity offerings, joint ventures, the sale and/or exchange of existing wireless cable channel rights, or other arrangements. There can be no assurance that the Company will achieve positive cash flow from operations, that the Company will consummate the sale of any wireless cable channel rights or that sufficient debt or equity financing will be available to the Company. In addition, subject to restrictions under its outstanding debt, the Company may pursue other opportunities to acquire additional wireless cable channel rights and businesses that may utilize the capital currently expected to be available for its current markets. The amount and timing of the Company's future capital requirements will depend upon a number of factors, including programming costs, equipment costs, marketing costs, staffing levels, subscriber growth and competitive
                                    F-8
       conditions, many of which are beyond the control of the Company.
       Failure to obtain any required additional financing could materially affect the growth, cash flow or earnings/losses of the Company.

   (b)    PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

       The accompanying consolidated financial information for the period from January 1, 1996 through February 23, 1996 reflects the combined financial position and results of operations for the Company's wireless cable system serving the Cleveland, Ohio market. The combined financial information for the period from January 1, 1996 through February 23, 1996 includes the accounts of the Company and certain assets of Atlantic Microsystems, Inc. For the period subsequent to February 23, 1996, the Company's consolidated financial statements include the results of operations of the entities contributed to the Company on February 23, 1996 (see note 2).

       On September 29, 1995, ACS Enterprises, Inc. (including ACS Ohio, Inc., the predecessor of the Company and a wholly-owned subsidiary of ACS Enterprises, Inc.) was acquired by CAI Wireless Systems, Inc. ("CAI") in a business combination accounted for as a purchase. As a result of the acquisition, financial information related to the Company and its predecessor for the periods through September 29, 1995 and periods subsequent to September 29, 1995 is presented on a different cost basis and, therefore, such information is not comparable.

   (c)    PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost. Depreciation and amortization of property and equipment are computed using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance costs are charged to expense when incurred; renewals and betterments are capitalized.

       Equipment awaiting installation consists primarily of accessories, parts and supplies for subscriber installations and is stated at the lower of average cost or market.

   (d)    LICENSE AND LEASED LICENSE INVESTMENT

       License and leased license investment includes costs incurred to acquire and/or develop wireless cable channel rights. Costs incurred to acquire channel rights issued by the Federal Communications Commission ("FCC") are deferred and amortized ratably over estimated useful lives of 15 years beginning with inception of service in each respective market. As of December 31, 1996, approximately $63.1 million of the license and leased license investment was not yet subject to amortization.

   (e)    GOODWILL

       Goodwill represents excess purchase price of acquisitions over identifiable tangible and intangible assets. Goodwill is amortized ratably over an estimated useful life of 15 years beginning with the acquisition of the market.

       The Company assesses the recoverability of goodwill by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

   (f)    LONG-LIVED ASSETS

       The Company adopted the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

       The Company's estimates of future gross revenues and operating cash flows, the remaining estimated lives of long-lived assets, or both could be reduced in the future due to changes in, among other things, technology, government regulation, available financing or competition. As a result, the carrying amounts of long-lived assets, including goodwill, could be reduced by amounts which would be material to the financial statements.

   (g)    INCOME TAXES

       Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax expense is the total of tax payable for the period and the change during the period in deferred tax assets and liabilities.

   (h)    REVENUE RECOGNITION

       Revenues from subscribers are recognized in the period of service.

   (i)    SYSTEMS OPERATIONS

       Systems operations expenses consist principally of programming fees, channel lease costs, tower rental and other costs for providing service.

   (j)    STATEMENT OF CASH FLOWS

       For purposes of the statements of cash flows, the Company considers temporary cash investments purchased with original maturities of three months or less and which are available for use in operations to be cash equivalents. The Company had cash equivalents of $112,208,000 at December 31, 1996.

   (k)    NET LOSS PER COMMON SHARE

       Net loss per common share is based on the net loss applicable to the weighted average number of common shares outstanding of 9,170,169 for the year ended December 31, 1996. For purposes of the accompanying consolidated financial information, the Company has retroactively adjusted all references to the number of outstanding shares prior to February 23, 1996 to reflect the number of shares issued to CAI on February 23, 1996 (see note 2) related to the wireless cable television system in Cleveland, Ohio. Shares issuable upon exercise of stock options are anti-dilutive and have been excluded from the calculation. Fully-diluted loss per common share is not presented as it would not materially differ from primary loss per common share.

   (l)    STOCK OPTION PLAN

       On January 1, 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123. Under APB Opinion No. 25, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

   (m)    USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


(2)  CONTRIBUTIONS/ACQUISITIONS AND DISPOSITIONS

   (a)    CONTRIBUTIONS TO COMPANY

       On February 23, 1996, CAI and Heartland Wireless Communications, Inc. ("Heartland") contributed to the Company (the "Contributions") certain wireless cable television assets comprising various markets in the United States. In connection with the Contributions, CAI and Heartland received approximately 5.4 million and 3.6 million shares, respectively, of the Company's newly-issued common stock. In addition, CAI received approximately $750,000 in cash and Heartland received approximately $30.9 million in cash, a nine-month note for $25 million (the "Heartland Short-Term Note") and a 10-year note for $15 million (the "Heartland Long-Term Note"). The Heartland Short-Term Note was repaid on March 1, 1996 with a portion of the net proceeds from the Unit Offering (see note
       5).

       Additionally, in connection with the Contributions, MMDS Holdings II, Inc., an affiliate of Bell Atlantic, and NYNEX MMDS Holding Company, an affiliate of NYNEX, each received 500,000 shares of common stock of the Company for certain non-cash consideration.

       The consummation of the Contributions has been accounted for at CAI's and Heartland's historical cost basis, reduced by the amount of cash and notes distributed to CAI and

       Heartland in connection with the Contributions. A substantial portion of the net assets contributed by Heartland were purchased by Heartland on February 23, 1996. Accordingly, Heartland's cost basis with respect to such net assets was determined based on Heartland's allocation of the purchase price to the net assets acquired and liabilities assumed.
        In addition, the Company, CAI and Heartland are in the process of completing certain post-closing adjustments. On November 8, 1996, the Company made an initial payment of $5 million in cash to Heartland that will be applied to the final amount owed to Heartland pursuant to the Contributions. Following the completion of all post-closing adjustments, additional shares of common stock of the Company are expected to be issued to Heartland by the Company or CAI. The net assets contributed to the Company consist primarily of plant and equipment and various wireless cable channel rights. The following is a summary of the net assets contributed to the Company on February 23, 1996 (in thousands):

        Working capital                $     (141)
        Plant and equipment, net            25,755
        License and leased license
         investment and goodwill          144,340
        Deferred income taxes              (6,982)
        Other liabilities                    (393)
                                        ----------
                                           162,579
        Cash and notes distributed
         to CAI and Heartland               76,639
                                        ----------
        Net assets contributed          $   85,940
                                        ----------
                                        ----------

   (b)    COMPLETED TRANSACTIONS

       On July 17, 1996, the Company acquired from Heartland (i) leases and licenses for wireless cable channel rights in Adairsville, Powers Crossroads and Rutledge, Georgia (the "Atlanta (suburbs) markets") and
       (ii) leases for four tower sites. The purchase price was $7.2 million in cash.

       On October 11, 1996, the Company acquired all of the issued and outstanding common stock ("USA Common Stock") of USA Wireless Cable, Inc. ("USA") (the "USA Wireless Acquisition"). USA provided wireless cable service in certain Midwest markets, including but not limited to the Effingham, Kansas; Wellsville, Kansas; Radcliffe, Iowa; Scottsbluff, Nebraska; Kalispell, Montana; and Rochester, Minnesota markets (the "USA Markets"). At the effective time of the USA Wireless Acquisition, the outstanding shares of USA Common Stock were converted into rights to receive an aggregate $17,635,000 of which approximately $6,305,000 was paid in the form of CS Wireless common stock and approximately $11,330,000 of indebtedness and payables assumed by the Company. In connection with this acquisition, the Company extended two notes receivable to affiliates of USA. A note receivable for $1,260,000, with an interest rate of 12% was repaid in February 1997. A note receivable for $250,000 with an interest rate of 12% is due in August 1997.

       The acquisitions discussed above were accounted for as purchases. Accordingly, the accompanying consolidated financial statements include the results of operations of the acquired entities from the dates of acquisition. A summary of the net assets acquired follows:

          Working capital               $  (1,155)
          Property and equipment             1,354
          Assets held for sale (note 5)     11,800
          Intangible assets                 13,959
          Deferred tax liability           (2,333)
          Notes payable assumed           (10,120)
                                        ----------
               Total purchase price       $ 13,505
                                        ----------
                                        ----------

   (c)    PRO FORMA RESULTS OF OPERATIONS (UNAUDITED)

       Summarized below is the unaudited pro forma information for the year ended December 31, 1996 as if the Contributions and acquisitions discussed above had been consummated as of the beginning of 1996, after giving effect to certain adjustments, including amortization of intangibles and selected income tax effects. The pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions or events occurred on the dates specified, or to project the Company's results of operations for any future period.

          Revenues                       $  24,202

          Net loss                         (30,024)

          Net loss per common share          (3.27)

   (d)    PENDING TRANSACTIONS

       The Company has entered into an agreement dated as of November 6, 1996 with People's Choice TV Corp. ("PCTV"), pursuant to which the Company will exchange its Salt Lake City, Utah market for PCTV's Kansas City, Missouri market. The PCTV Swap is expected to close during the second quarter of 1997.

       The Company has agreed to sell to BellSouth (i) certain leases and licenses for wireless cable channel rights in the Atlanta (suburbs) markets and leases to four tower sites in such markets for $7,300,000, subject to adjustment, plus reimbursement of certain expenses and (ii) the BTA (as defined) license relating to Atlanta, Georgia for $6,000,000, subject to adjustment. Accordingly, the carrying amount of the leases and licenses and the BTA license related to the Atlanta market of $13.2 million and certain purchased equipment in the amount of $1.6 million has been classified as assets held for sale in the accompanying consolidated balance sheet.

       The Company has entered into a letter of intent with Heartland, pursuant to which Heartland will acquire the wireless cable operating system in Radcliffe, Iowa, and wireless cable channel rights in Scottsbluff, Nebraska and Kalispell, Montana currently held by the Company for an aggregate of approximately $3.9 million. Accordingly, the carrying amount of such assets of $3.9 million has been classified as assets held for sale in the accompanying consolidated balance sheet. The purchase price to be paid by Heartland for these assets will be paid by an equivalent reduction of the principal balance of the Heartland Long-Term Note.

       The Company expects both sales to be consummated in the second quarter of 1997. The carrying amounts of the assets held for sale approximate the sales prices less costs to sell.

 (3) PROPERTY AND EQUIPMENT

   Property and equipment consists of the following at December 31, 1996:

                                                         ESTIMATED
                                                        USEFUL LIFE
                                                       -------------

     Equipment awaiting installation       $   4,611       -
     Subscriber premises equipment and
      installation costs                      36,756    2 to 5 years
     Transmission equipment and system
      construction costs                       8,825    5 years
     Office furniture and equipment            1,995    5 years
     Leasehold improvements                      613    5 years
                                           ---------
                                              52,800
     Less accumulated depreciation and
         amortization                          9,845
                                            --------
                                            $ 42,955
                                            --------
                                            --------
 (4) OTHER ASSETS

   Other assets consist of the following at December 31, 1996:

                                                         ESTIMATED
                                                        USEFUL LIFE
                                                       -------------
      Debt issuance costs                   $  9,793    10 years
      Oganizational costs and other            1,505     5 years
                                            --------
                                              11,298
      Less accumulated amortization              696
                                            --------
                                            $ 10,602
                                            --------
                                            --------

(5) LONG-TERM DEBT

   Long-term debt consists of the following at December 31, 1996:

      Senior Notes                       $ 251,637
      Heartland Long-Term Note              16,275
      BTA auction payable to affiliates      4,902
      Acquisition note                       3,000
      Capital leases and other                 462
                                         ---------
       Total long-term debt                276,276
      Less current portion                   3,840
                                         ---------
                                         $ 272,436
                                         ---------
                                         ---------

   (a)    SENIOR NOTES

       On February 23, 1996, the Company consummated a private placement of 100,000 units (the "Unit Offering" or "Units") consisting of $400 million aggregate principal amount of 11 3/8% Senior Discount Notes due 2006 ("Senior Notes") and 110,000 shares of common stock of the Company. The Senior Notes will mature on March 1, 2006. The issue price of the Senior Notes represents a yield to maturity of 11 3/8% per annum computed on a semi-annual bond equivalent basis. Cash interest on the Senior Notes will not be payable prior to March 1, 2001. Commencing September 1, 2001, cash interest on the Senior Notes will be payable on March 1 and September 1 of each year at a rate of 11 3/8% per annum. The issuance of the Units resulted in net proceeds to the Company of approximately $219.7 million, including amounts attributable to the common stock and after underwriting discounts and other debt issuance costs aggregating approximately $9.8 million. For financial reporting purposes, the shares of common stock were valued at $800,000.

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

   (b)    HEARTLAND LONG-TERM NOTE

       In connection with the Contributions on February 23, 1996, Heartland received the Heartland Long-Term Note. The Heartland Long-Term Note has a final maturity date that is 10 years and one day after the closing after the Contributions. The interest rate on the Heartland Long-Term
       Note increases from 10% to 15% if the Heartland Long-Term Note is not repaid within one year of issuance, with interest accruing and added to the balance annually. No cash interest will be paid on the Heartland Long-Term Note until after the Senior Notes (see above) have been paid in full.

   (c)    BTA AUCTION PAYABLE TO AFFILIATES

       The FCC recently concluded auctions for the award of initial commercial wireless cable licenses for "Basic Trading Areas" or "BTAs" (the "BTA Auction"). Pursuant to an agreement among CAI, Heartland and the Company, CAI and Heartland are obligated to convey to the Company, at their cost, and the Company has agreed to purchase, any rights acquired in the BTA Auction relating to the Company's markets, as well as certain other BTAs. CAI and Heartland were the winning bidders in the amount of approximately $17.9 million with respect to BTAs that will be conveyed to the Company. As of December 31, 1996, the accompanying consolidated balance sheet reflects a BTA auction payable to CAI and Heartland of $646,000 and $4.3 million, respectively, representing the remaining unpaid balances with respect to BTAs to be conveyed to the Company. The BTA auction payable to Heartland bears interest at 9.5% and will be paid over a 10-year period commencing in the fourth quarter of 1996. The Company will be required to make quarterly interest-only payments for the first two years and quarterly payments of principal and interest over the remaining eight years.

   (d)    ACQUISITION NOTE

       In connection with the acquisition of USA (note 2), the Company assumed a note payable of $3,000,000. The note, which had an interest rate of 12%, was paid in full in February 1997.

   The Company is currently highly leveraged, and it is expected to continue to have a high level of debt for the foreseeable future. As a result of its leverage and in order to repay existing indebtedness, the Company will be required to generate substantial operating cash flow. The ability of the Company to meet these requirements will depend on, among other things, prevailing economic conditions and financial, business and other factors, some of which are beyond the control of the Company.

   Aggregate maturities of long-term debt as of December 31, 1996 for the five years ending December 31, 2001 are as follows:

            1997                      $      3,840
            1998                               175
            1999                               430
            2000                               462
            2001                               483
            Thereafter                     270,886

(6)  LEASES AND FCC LICENSES

   The Company is dependent on leases with third parties for most of its wireless cable channel rights. Under FCC rules, the base term of each lease cannot exceed the term of the underlying FCC license. FCC licenses for wireless cable channels generally must be renewed every ten years, and there
   is no automatic renewal of such licenses.   The use of such channels by the
   lessors is subject to regulation by the FCC and, therefore, the Company's ability to continue to enjoy the benefits of these leases is dependent upon the lessors' continuing compliance with applicable regulations. The remaining initial terms of most of the Company's channel leases range from 5 to 10 years, although certain of the Company's channel leases have initial terms expiring in the next several years. Most of the Company's leases provide that the lessor may negotiate lease renewals with only the Company and, if a renewal agreement is not reached within a specified time, grant the Company a right of first refusal to match any competing offers. Although the Company does not believe that the termination of or failure to renew a single channel lease would adversely affect the Company, several of such terminations or failures in one or more markets that the Company actively serves could have a material adverse effect on the Company. Channel rights lease agreements generally require payments based on the greater of specified minimums or amounts based upon various subscriber levels. Additionally, FCC licenses also specify construction deadlines, which, if not met, could result in the loss of the license. Requests for additional time to construct may be filed and are subject to review pursuant to FCC rules.

   Payments under the channel rights lease agreements generally begin upon the completion of construction of the transmission equipment and facilities and approval for operation pursuant to the rules and regulations of the FCC. However, for certain leases, the Company is obligated to begin payments upon grant of the channel rights. Channel rights lease expense was approximately $1,810,000 for the year ended December 31, 1996.

   The Company also has certain operating leases for office space, equipment and transmission tower space. Rent expense incurred in connection with other operating leases was approximately $950,000 for the year ended December 31, 1996.

   Future minimum lease payments due under channel rights leases and other noncancellable operating leases at December 31, 1996 are as follows:

     YEAR                                   CHANNEL    OTHER
    ENDING                                  RIGHTS   OPERATING
  DECEMBER 31,                              LEASES     LEASES
 --------------                           ---------  ----------
     1997                                  $ 2,453     $ 875
     1998                                    2,652       692
     1999                                    2,720       500
     2000                                    2,806       301
     2001                                    2,860       282

(7)  STOCKHOLDERS' EQUITY

   (a)    PREFERRED STOCK

       The Company has authorized 5,000,000 shares of preferred stock which can be issued in series with varying preferences and conversion features as determined by the Board of Directors of the Company. At December 31, 1996, no shares of preferred stock were issued.

   (b)    STOCK OPTIONS

       The Company established in 1996 the CS Wireless Systems, Inc. Incentive Stock Plan ("Stock Plan") which provides for the issuance of stock options to officers and other key employees of the Company and its subsidiaries. The Stock Plan makes available for issuance 752,688 shares of common stock. Options issued under the Stock Plan have varying vesting periods as provided in separate stock option agreements and generally carry an expiration date of ten years subsequent to the date of issuance. Options issued are required to have an exercise price of not less than fair market value of the Company's common stock on the date of issuance.

       The Company applies APB Opinion No. 25 in accounting for its Stock Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

          Net loss:
              As reported                      $(28,527)
               Pro forma                        (30,069)

          Loss per common share:
              As reported                         (3.11)
              Pro forma                           (3.23)

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996: dividend yield of 0%; risk-free interest rate of 6.0% and an expected life of 5 years.

       During 1996, the Company granted 645,161 options with an exercise price of $9.40 and a weighted average grant-date fair value of $2.39. The following table summarizes information about stock options outstanding at December 31, 1996:

                              Options outstanding                   Options exercisable
                     ---------------------------------------    ---------------------------
                        Number         Weighted
                     outstanding       average      Weighted        Number        Weighted
                         at           remaining     average     exercisable at    average
Exercise             December 31,    contractual    exercise    December 31,      exercise
price                    1996            life        price            1996          price
-------------------  -----------     -----------   ---------    --------------    ---------

 $ 9.40                645,161        9.2 years     $ 9.40          365,591          $ 9.40
 ------                -------        ---------     ------          -------          ------
 ------                -------        ---------     ------          -------          ------

(8)  Income Taxes

   Income tax benefit of $14,631,000 for the year ended December 31, 1996 consists of a deferred tax benefit.

   Total income tax benefit for the year ended December 31, 1996 differed from the amount computed by applying the U.S. federal statutory income tax rate of 35% to loss before income taxes as a result of the following:

      Computed "expected" tax benefit    $ (15,105)
          Amortization of goodwill           1,260
          State income taxes                  (863)
          Other, net                            77
                                        ----------
                                        $ (14,631)
                                        ----------
                                        ----------

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1996 are presented below:

      Deferred tax assets:
         Net operating loss carryforwards            $ 15,645
         Other                                             45
                                                     --------
              Total gross deferred tax assets          15,690
                                                     --------

      Deferred tax liabilities:
          License and leased license investment        20,977
          Property and equipment                          142
                                                     --------
                Total deferred tax liabilities         21,119
                                                     --------
                Net deferred tax liability           $  5,429
                                                     --------
                                                     --------

   Deferred tax assets and liabilities are computed by applying the U.S. federal income tax rate in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carryforwards. Deferred tax assets and liabilities relating to state income taxes are not material.

   In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these considerations, the Company has recognized deferred tax assets to the extent such assets can be realized through future reversals of existing taxable temporary differences.

   At December 31, 1996, the Company has net operating loss carryforwards available of approximately $42 million which begin to expire in 2010. Approximately $870,000 of the net operating loss carryover is subject to an annual limitation and the separate return limitation year rules.

(9)  FAIR VALUE OF FINANCIAL INSTRUMENTS

   The fair value of the Senior Notes at December 31, 1996 was approximately $140 million (carrying amount of $252 million) and is based on market quotes obtained from dealers. The carrying amounts of the Heartland Long-Term Note, the Acquisition Note and the BTA auction payables approximate fair value as these notes bear interest at current market rates.

   The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(10) COMMITMENTS AND CONTINGENCIES

   The Company has entered into a series of noncancellable agreements to purchase entertainment programming for retransmission which expire through 2000. The agreements generally require monthly payments based upon the number of subscribers to the Company's systems, subject to certain minimums.

   The Company has signed a letter of intent and expects to sign a definitive contract to purchase approximately $70 million in total value of digital subscriber premises equipment with deliveries over a three-year period ending in March 2000. The contract is expected to include certain cancellation penalties which if incurred could be material to the Company.

   The Company is a party to legal proceedings incidental to its business which, in the opinion of management, are not expected to have a material adverse effect on the Company's consolidated financial position, operating results or liquidity.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
CAI WIRELESS SYSTEMS, INC.

    We have audited the accompanying combined balance sheet of CS Wireless Systems, Inc. and subsidiaries (formerly ACS Ohio, Inc.) and certain assets of Atlantic Microsystems, Inc. as of December 31, 1995 and the related combined statements of operations and accumulated deficit and cash flows for the period from September 30, 1995 to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of CS Wireless Systems, Inc. and subsidiaries (formerly ACS Ohio, Inc.) and certain assets of Atlantic Microsystems, Inc. at December 31, 1995, and the combined results of their operations and their cash flows for the period from September 30, 1995 to December 31, 1995, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
April 1, 1996

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                           (FORMERLY ACS OHIO, INC.)
               AND CERTAIN ASSETS OF ATLANTIC MICROSYSTEMS, INC.

                             COMBINED BALANCE SHEET

                               DECEMBER 31, 1995
                           (000S, EXCEPT SHARE DATA)

    ASSETS
Current assets:
  Cash.............................................................................  $     184
  Accounts receivable,
    less allowance for doubtful accounts of $138...................................        370
  Other current assets.............................................................         35
                                                                                     ---------
Total current assets...............................................................        589
Plant and equipment, net...........................................................     12,220
Wireless channel rights, net.......................................................     29,500
Goodwill, net......................................................................     33,379
                                                                                     ---------
                                                                                     $  75,688
                                                                                     ---------
                                                                                     ---------
    LIABILITIES AND EQUITY
Current liabilities:
  Capital lease obligations........................................................  $      52
  Accounts payable and accrued expenses............................................      2,286
  Customer deposits and billings received in advance...............................        398
                                                                                     ---------
Total current liabilities..........................................................      2,736
Capital lease obligations..........................................................         60
Due to CAI Wireless Systems, Inc...................................................      1,831
Deferred income taxes..............................................................     10,745
Equity:
  Preferred Stock--par value $.01 per share, authorized 5,000,000, none issued.....         --
  Common stock--par value $.001 per share, authorized 40,000,000, issued 1,000
    shares.........................................................................          1
  Additional paid-in capital.......................................................     15,950
  Divisional equity................................................................     45,572
  Accumulated deficit..............................................................     (1,207)
                                                                                     ---------
Total equity.......................................................................     60,316
                                                                                     ---------
                                                                                     $  75,688
                                                                                     ---------
                                                                                     ---------

                            See accompanying notes.

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                           (FORMERLY ACS OHIO, INC.)
               AND CERTAIN ASSETS OF ATLANTIC MICROSYSTEMS, INC.

            COMBINED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

          FOR THE PERIOD FROM SEPTEMBER 30, 1995 TO DECEMBER 31, 1995
                         (000S, EXCEPT PER SHARE DATA)

Revenues:
  Pay television revenues.......................................................   $   2,301
Expenses:
  Programming and license fees..................................................         795
  Marketing.....................................................................         222
  General and administrative, including $151,000 to CAI Wireless Systems,
    Inc. .......................................................................       1,086
  Depreciation and amortization.................................................       1,796
                                                                                  -----------
                                                                                       3,899
                                                                                  -----------
                                                                                      (1,598)
Interest expense, net...........................................................          (2)
                                                                                  -----------
Loss before tax benefit.........................................................      (1,600)
Benefit from income taxes.......................................................         393
                                                                                  -----------
Net loss........................................................................   $  (1,207)
Accumulated deficit:
  Beginning of period...........................................................      --
                                                                                  -----------
  End of period.................................................................   $  (1,207)
                                                                                  -----------
                                                                                  -----------
Per share data:
Net loss per common share.......................................................   $  (1,207)
                                                                                  -----------
                                                                                  -----------
Weighted average common shares outstanding......................................       1,000
                                                                                  -----------
                                                                                  -----------

                            See accompanying notes.

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                           (FORMERLY ACS OHIO, INC.)
               AND CERTAIN ASSETS OF ATLANTIC MICROSYSTEMS, INC.

                        COMBINED STATEMENT OF CASH FLOWS

          FOR THE PERIOD FROM SEPTEMBER 30, 1995 TO DECEMBER 31, 1995

                                                                                                         (000S)
                                                                                                      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss............................................................................................   $   (1,207)
Adjustments to reconcile net loss to net cash used in operating activities:
    Deferred income taxes...........................................................................         (393)
    Depreciation and amortization...................................................................        1,796
    Changes in assets and liabilities:
      Accounts receivable...........................................................................          (24)
      Other operating assets........................................................................           14
      Accounts payable and accrued expenses.........................................................         (887)
      Other operating liabilities...................................................................          (37)
                                                                                                      ------------
Net cash used in operating activities...............................................................         (738)
                                                                                                      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures................................................................................       (1,037)
                                                                                                      ------------
Net cash used in investing activities...............................................................       (1,037)
                                                                                                      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of capital lease obligations...............................................................           (2)
Advances from CAI Wireless Systems, Inc.............................................................        1,831
                                                                                                      ------------
Net cash provided by financing activities...........................................................        1,829
                                                                                                      ------------
Net increase in cash................................................................................           54
Cash, beginning of period...........................................................................          130
                                                                                                      ------------
Cash, end of period.................................................................................   $      184
                                                                                                      ------------
                                                                                                      ------------

                            See accompanying notes.

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                           (FORMERLY ACS OHIO, INC.)
               AND CERTAIN ASSETS OF ATLANTIC MICROSYSTEMS, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                               DECEMBER 31, 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    CS Wireless Systems, Inc. (CS) (formerly ACS Ohio, Inc.), a wholly-owned subsidiary of CAI Wireless Systems, Inc. (CAI), operates a wireless subscription television system in Cleveland, Ohio through its two subsidiaries (MetroCable, Inc. and Metropolitan Satellite Corporation). CS was incorporated in December 1993 and remained dormant until March 1994 when CS, through its parent, ACS Enterprises, Inc. (ACS) acquired its two subsidiaries. CAI acquired ACS on September 29, 1995 (see Note 7). The wireless channel rights and goodwill associated with the Cleveland system were transferred to Atlantic Microsystems, Inc. (AMI), a wholly owned subsidiary of CAI, upon CAI's acquisition of ACS Ohio, Inc. and have been included in the accompanying combined financial statements. The assets presented herein have been contributed by CAI into a joint venture with Heartland Wireless Communications, Inc. (Heartland) in accordance with a Participation Agreement which closed on February 23, 1996 (see note 8).

PRINCIPLES OF COMBINATION

    The combined financial statements include the accounts of CS and its two subsidiaries and certain assets of AMI (the Company). All material intercompany accounts and transactions have been eliminated in combination.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

    Subscriber revenue is recognized at the time payments are due. Customer payments received in advance of the due date are classified as deferred income. Bad debt expense was approximately $108,000 for the period from September 30, 1995 to December 31, 1995 (1995).

PLANT AND EQUIPMENT

    Plant and equipment are carried at historical cost if purchased or constructed by the Company, or allocated cost if acquired as part of a business acquisition. Depreciation is calculated on the straight-line method for financial and tax reporting purposes. Costs of maintenance and repairs are charged to income as incurred; significant renewals and betterments are capitalized. The Company capitalizes subcontractor and internal labor and overhead incurred to construct and install its television reception and transmission equipment.

    Materials and supplies are used to provide service to new customers, and to ensure continuity of service to existing customers. Materials and supplies are carried at the lower of cost, determined on the weighted average method (which approximates the first-in, first-out method), or market.

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                           (FORMERLY ACS OHIO, INC.)
               AND CERTAIN ASSETS OF ATLANTIC MICROSYSTEMS, INC.

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
EQUITY

    The common stock and additional paid-in capital represent the equity contribution of CAI into CS Wireless Systems, Inc. The Divisional equity represents the Company's permanent investment in AMI.

AUTHORIZED SHARES

    In December 1995, the Company increased its authorized shares of common stock from 1,000 to 40,000,000 and changed the par value per share from $1 to $.001. The Company also authorized 5,000,000 shares of Preferred Stock with a par value of $.01 per share.

GOODWILL AND WIRELESS CHANNEL RIGHTS

    Goodwill consists of costs of acquired businesses in excess of fair market value allocated to specific assets. Goodwill is amortized on a straight-line basis over its estimated useful life of fifteen years. Wireless channel rights are being amortized over fifteen years.

    The carrying value of the goodwill and wireless channel rights are reviewed on an ongoing basis. If the review indicates that these assets are not recoverable, as determined based on undiscounted future cash flows, the Company's carrying value of these assets is reduced to its estimated fair value. No such reduction to these assets was made in 1995.

LOSS PER SHARE

    Loss per share is based on the average number of common shares outstanding during the period.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

    Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" is effective for fiscal years beginning after December 15, 1995. The Company will adopt the standard, as required on January 1, 1996. Management believes that the adoption will not have a material effect on the Company's financial position or results of operations.

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                           (FORMERLY ACS OHIO, INC.)
               AND CERTAIN ASSETS OF ATLANTIC MICROSYSTEMS, INC.

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1995

2. PLANT AND EQUIPMENT

    Plant and equipment consisted of the following (000s):

                                                                       DECEMBER 31,    LIFE
CLASSIFICATION                                                             1995       (YEARS)
---------------------------------------------------------------------  ------------  ---------
Vehicles.............................................................   $       12           3
Office and computer..................................................          530           5
Transmission equipment...............................................          806          10
Television and other equipment.......................................       10,794      2 to 7
Materials and Supplies...............................................          976     2 to 10
                                                                       ------------  ---------
                                                                            13,118
Less accumulated depreciation........................................         (898)
                                                                       ------------
                                                                        $   12,220
                                                                       ------------
                                                                       ------------

    Capitalized overhead costs were approximately $164,000 in 1995. Depreciation expense was approximately $727,000 in 1995.

3. GOODWILL AND WIRELESS CHANNEL RIGHTS

    Goodwill consisted of the following (000s):

                                                                                  DECEMBER 31,
                                                                                      1995
                                                                                  ------------
Costs of acquired businesses in excess of fair
  market values allocated to specific assets....................................   $   33,945
Less accumulated amortization...................................................         (566)
                                                                                  ------------
                                                                                   $   33,379
                                                                                  ------------
                                                                                  ------------

    Wireless channel rights consisted of the following (000s):

                                                                                  DECEMBER 31,
                                                                                      1995
                                                                                  ------------
Wireless channel rights.........................................................   $   30,000
Less accumulated amortization...................................................         (500)
                                                                                  ------------
                                                                                   $   29,500
                                                                                  ------------
                                                                                  ------------

4. DUE TO CAI WIRELESS SYSTEMS, INC.

    The Due to CAI Wireless Systems, Inc. amount included in the balance sheet represents a balance as the result of various transactions between the Company and CAI. The $1,831,000 balance at December 31, 1995 is classified as a long-term liability in the accompanying Combined balance sheet because it is not expected to be repaid within the upcoming twelve months (see Note 8).

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                           (FORMERLY ACS OHIO, INC.)
               AND CERTAIN ASSETS OF ATLANTIC MICROSYSTEMS, INC.

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1995

4. DUE TO CAI WIRELESS SYSTEMS, INC. (CONTINUED)
    The Company utilizes various CAI personnel such as accounting staff and certain officers as well as administrative functions including professional services. For these services, the Company was charged $151,000 in 1995.

5. LEASES

    The Company is the licensee of one of the Federal Communications Commission ("FCC") licensed channels available in the Cleveland area, and leases twenty-four of the remaining thirty-two FCC licenses.

    Generally, channel leases provide for monthly rentals based on subscriber revenue, or the number of subscribers served by the channels being leased. These amounts were between $0.025 to $0.04 per subscriber per channel per month. Additionally, certain leases provide for minimum lease payments which do not significantly increase the total channel license fees payable under the leases at the present level of subscribers being served. Pursuant to FCC rules, leases for channel usage cannot extend beyond ten years. Each lease generally provides for renewal options, or for the parties to negotiate renewals in good faith.

    A summary of channel lease terms at December 31, 1995 is as follows:

                                                              LEASE                            EXTENSION
CHANNELS                  LESSOR                           EXPIRATION                            TERMS
-----------  ---------------------------------  ---------------------------------  ---------------------------------
        A1   Parma Board of Education           January 2005                       CAI 10-year option
     A2-C4   ETAMC                              April 2002                         Auto 5-year option
     D1-D4   Rockne Educ. Telev.                March 2005                         CAI 10-year option
     E1-E4   Lawrence Brandt                    August 2012                        Unspecified
     F1-F4   Krisar, Inc.                       August 1998                        CAI 10-year option
        H2   Via./Net Cos.                      December 1995                      Auto 5-year option

    Expense incurred under channel lease agreements aggregated approximately $57,000 in 1995. The Company leases its transmitter tower. This lease expires in June 2005 and provides for monthly lease payments of $5,500.

    All of the above leases are accounted for as operating leases.

    The Company leases office space, automobiles, trucks, and office equipment. The office space, trucks, and certain office equipment leases have also been classified as operating leases. The leases covering the remaining office equipment are classified as capital leases.

    Plant and equipment includes the following capitalized values and accumulated amortization for property under capital leases (000s):

                                                                                  DECEMBER 31,
                                                                                      1995
                                                                                  ------------
Office and computer.............................................................   $      142
Less accumulated amortization...................................................           (6)
                                                                                  ------------
                                                                                   $      136
                                                                                  ------------
                                                                                  ------------

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                           (FORMERLY ACS OHIO, INC.)
               AND CERTAIN ASSETS OF ATLANTIC MICROSYSTEMS, INC.

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1995

5. LEASES (CONTINUED)
    The following is a schedule of the present value of future minimum capital lease payments and the future minimum operating lease payments with initial or remaining terms in excess of one year.

                                                                             CAPITAL     OPERATING
                                                                             LEASES       LEASES
                                                                           -----------  -----------
1996.....................................................................   $      64    $     382
1997.....................................................................          63          336
1998.....................................................................           9          296
1999.....................................................................      --              296
2000.....................................................................      --              296
2001 and beyond..........................................................      --              960
                                                                                -----   -----------
Total minimum lease payments.............................................         136    $   2,566
                                                                                        -----------
                                                                                        -----------
Less amount representing interest........................................         (24)
                                                                                -----
Present value of minimum lease payments..................................   $     112
                                                                                -----
                                                                                -----

    Expense incurred under non-channel operating leases approximated $48,000 in 1995.

6. INCOME TAXES

    The Company and its wholly-owned subsidiaries are included in the consolidated federal tax return of CAI. The Company had no current state or federal income tax expenses for the period from September 30, 1995 to December 31, 1995.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as calculated on a stand-alone basis were as follows (000s):

                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                      1995           1995
                                                                  -------------  ------------
Deferred tax liabilities:
  Basis difference on property and equipment....................    $     577     $      527
  Gain on transfer of wireless channel rights...................       11,519         11,335
                                                                  -------------  ------------
Total deferred tax liabilities..................................       12,096         11,862
Deferred tax assets:
  Net operating loss carryforwards..............................          855          1,106
  Other.........................................................          103             11
                                                                  -------------  ------------
Total deferred tax assets.......................................          958          1,117
                                                                  -------------  ------------
Net deferred tax liabilities....................................    $  11,138     $   10,745
                                                                  -------------  ------------
                                                                  -------------  ------------

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                           (FORMERLY ACS OHIO, INC.)
               AND CERTAIN ASSETS OF ATLANTIC MICROSYSTEMS, INC.

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1995

6. INCOME TAXES (CONTINUED)
    The Company has available net operating loss carryforwards of approximately $2,764,000 for tax reporting purposes to offset future taxable income, the primary difference from financial reporting losses being the difference in the basis of wireless channel rights and in depreciation methods for financial and tax reporting purposes. The net operating loss carryforwards expire through 2010.

7. SYSTEM ACQUISITION

    Effective September 30, 1995, CAI consummated the acquisition of 100% of the outstanding common stock of ACS Enterprises, Inc. (ACS) for $232,000,000 of CAI common stock and cash.

    CAI allocated the purchase price, based upon estimated fair values of assets and liabilities at the date of acquisition to each of the markets acquired in the acquisition. The purchase price allocation to the Cleveland market was as follows (000s):

Operating assets...................................................................  $     525
Plant and equipment................................................................     12,024
Goodwill...........................................................................     33,945
Wireless channel rights............................................................     30,000
Liabilities........................................................................    (14,971)
                                                                                     ---------
Net assets acquired................................................................  $  61,523
                                                                                     ---------
                                                                                     ---------

    Plant and equipment from the acquisition consist primarily of customer acquisition costs (material, installation labor and overhead). These costs are being depreciated over their estimated useful lives of two to seven years.

    Goodwill and wireless channel rights acquired in the acquisition are being amortized on a straight-line basis over fifteen years.

8. SUBSEQUENT EVENT

    On February 23, 1996, CAI and Heartland contributed the assets and liabilities of certain wireless subscription television systems to the Company in for certain consideration. CAI's ownership of the Company, which operates the subscriber television system in Cleveland, OH, was diluted from 100% to approximately 54%. Additionally, CAI contributed the Charlotte, NC, Bakersfield, CA and Stockton/ Modesto, CA systems for 5,421,166 shares of common stock of the Company. Heartland contributed the Minneapolis, MN, Dayton, OH, San Antonio, TX, Fort Worth, TX, Grand Rapids, MI, Kansas City (suburbs), MO, Dallas, TX, and Salt Lake City, UT systems for $28.3 million in cash, $25 million in the form of a short term note, $15 million in the form of a long term note and 3,578,834 shares of common stock of the Company.

    In order to attract and retain highly qualified persons, the Company adopted the 1996 CS Wireless Systems, Inc. Incentive Plan (the "Plan") to be effective as of February 23, 1996, subject to shareholder approval within twelve months of the effective date. The Board of Directors of the Company designated a committee to administer the Plan. The Plan provides for the grant of incentive stock options (qualifying

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                           (FORMERLY ACS OHIO, INC.)
               AND CERTAIN ASSETS OF ATLANTIC MICROSYSTEMS, INC.

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1995

8. SUBSEQUENT EVENT (CONTINUED)
under Section 422 of the Internal Revenue Code), non-qualfied stock options, stock appreciation rights, performance shares and restricted stock or any combination of the foregoing, as the committee may determine. Terms and conditions, including vesting provisions, exercise periods and forms of award, are determined by the committee at the grant date. Shares available for the Plan is limited to 752,688. The Plan will terminate on February 22, 2006. In March 1996, options were granted to four persons, aggregating 645,161 shares subject to those options with a $9.40 per share exercise price. The options vest monthly over 24 to 36 months and the exercise periods end on December 31, 2005 or February 22, 2006.

    Additionally, MMDS Holdings II, Inc., an affiliate of Bell Atlantic, and NYNEX MMDS Holding Company, an affiliate of NYNEX, each received 500,000 shares of common stock of the Company, for non-cash consideration.

    Concurrent with the contributions of the wireless subscription television systems and issuance of common stock to CAI, Heartland, MMDS Holdings II, Inc. and NYNEX MMDS Holdings Company, the Company completed the issuance of 100,000 units consisting of $400,000,000 11 3/8% Senior Discount Notes due 2006 and 110,000 shares of common stock. The net proceeds of the issuance of the units was approximately $221,000,000, net of discounts and expenses of approximately $9,000,000. These notes contain covenants restricting the incurrence of additional debt and limit the ability of the Company to pay dividends or redeem capital stock. The Company cannot declare or pay dividends.

    Net assets held for sale consist of an operating wireless cable system in Bakersfield, California and wireless cable channel rights in Stockton/Modesto, California, which the Company expects to sell by the end of 1996. For financial reporting purposes, the net assets held for sale are recorded at the lower of the carrying amount of fair value less cost to sell. In addition, the Company is not depreciating or amortizing such net assets while they are held for sale.

    As of March 31, 1996, the Company's registration statement had not yet been declared effective by the Commission. Subsequent to June 24, 1996, the Company will be required to pay additional interest on the outstanding Senior Notes. The amount of additional interest will increase by an additional 0.50% per annum for each subsequent 90-day period until such obligations are complied with, up to a maximum amount of additional interest of 2.00% per annum.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
CAI Wireless Systems, Inc.

    We have audited the accompanying consolidated balance sheets of ACS Ohio, Inc. and subsidiaries as of December 31, 1994 and September 29, 1995 and the related consolidated statements of operations and accumulated deficit and cash flows for the period from March 9, 1994 (date of inception) to December 31, 1994 and for the period from January 1, 1995 to September 29, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACS Ohio, Inc. and subsidiaries at December 31, 1994 and September 29, 1995, and the consolidated results of their operations and their cash flows for the period from March 9, 1994 (date of inception) to December 31, 1994 and for the period from January 1, 1995 to September 29, 1995, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
April 1, 1996

                        ACS OHIO, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           (000'S, EXCEPT SHARE DATA)

                                                                                      DECEMBER 31,  SEPTEMBER 29,
                                                                                          1994          1995
                                                                                      ------------  -------------
   ASSETS
Current assets:
    Cash............................................................................   $      710     $     130
    Accounts receivable,
        less allowance for doubtful accounts of $113 and $9 in 1995 and 1994,
          respectively..............................................................          177           346
    Other current assets............................................................           56            49
                                                                                      ------------  -------------
Total current assets................................................................          943           525
Plant and equipment, net............................................................       10,015        12,275
Channel acquisition costs, net......................................................        1,299         1,203
Goodwill, net.......................................................................        7,484         7,092
                                                                                      ------------  -------------
                                                                                       $   19,741     $  21,095
                                                                                      ------------  -------------
                                                                                      ------------  -------------
    LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Current maturities of capital lease obligations.................................   $       81     $      81
    Accounts payable and accrued expenses...........................................          810         3,344
    Customer deposits and billings received in advance..............................          436           435
                                                                                      ------------  -------------
Total current liabilities...........................................................        1,327         3,860
Capital lease obligations...........................................................          164           144
Due to ACS Enterprises, Inc.........................................................        2,226         3,591
Deferred income taxes...............................................................          649            --
Stockholder's equity:
Common stock--par value $1 per share, authorized and issued 1,000 shares............            1             1
Additional paid-in capital..........................................................       15,950        15,950
Accumulated deficit.................................................................         (576)       (2,451)
                                                                                      ------------  -------------
Total stockholder's equity..........................................................       15,375        13,500
                                                                                      ------------  -------------
                                                                                       $   19,741     $  21,095
                                                                                      ------------  -------------
                                                                                      ------------  -------------

                            See accompanying notes.

                        ACS OHIO, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                         (000'S, EXCEPT PER SHARE DATA)

                                                                                  PERIOD FROM
                                                                                 MARCH 9, 1994      PERIOD FROM
                                                                                   (DATE OF       JANUARY 1, 1995
                                                                                  INCEPTION)       TO SEPTEMBER
                                                                                TO DECEMBER 31,         29,
                                                                                     1994              1995
                                                                               -----------------  ---------------
Revenues:
  Pay television revenues....................................................      $   4,332         $   6,170
Expenses:
  Programming and license fees...............................................          1,239             2,107
  Marketing..................................................................            221               471
  General and administrative.................................................          1,994             2,863
  Depreciation and amortization..............................................          1,571             3,020
                                                                                      ------           -------
                                                                                       5,025             8,461
                                                                                      ------           -------
                                                                                        (693)           (2,291)
Interest expense, net........................................................            (62)             (233)
                                                                                      ------           -------
Loss before income taxes.....................................................           (755)           (2,524)
Benefit from income taxes....................................................            179               649
                                                                                      ------           -------
Net loss.....................................................................      $    (576)        $  (1,875)
Accumulated deficit:
  Beginning of period........................................................         --                  (576)
                                                                                      ------           -------
  End of period..............................................................      $    (576)        $  (2,451)
                                                                                      ------           -------
                                                                                      ------           -------
Per share data:
Net loss per common share....................................................      $    (576)        $  (1,875)
                                                                                      ------           -------
                                                                                      ------           -------
Weighted average common shares outstanding...................................          1,000             1,000
                                                                                      ------           -------
                                                                                      ------           -------

                            See accompanying notes.

                        ACS OHIO, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (000'S)

                                                                                  PERIOD FROM
                                                                                 MARCH 9, 1994      PERIOD FROM
                                                                                   (DATE OF       JANUARY 1, 1995
                                                                                  INCEPTION)       TO SEPTEMBER
                                                                                TO DECEMBER 31,         29,
                                                                                     1994              1995
                                                                               -----------------  ---------------
Cash flows from operating activities
Net loss.....................................................................      $    (576)        $  (1,875)
Adjustments to reconcile net loss to net cash provided by operating activities:
    Deferred income taxes....................................................           (179)             (649)
    Depreciation and amortization............................................          1,571             3,020
    Changes in assets and liabilities:
      Accounts receivable....................................................            104              (169)
      Other operating assets.................................................             73                 7
      Accounts payable and accrued expenses..................................            438             2,534
      Other operating liabilities............................................           (184)               (1)
                                                                                     -------           -------
Net cash provided by operating activities....................................          1,247             2,867
                                                                                     -------           -------

Cash flows from investing activities
Capital expenditures.........................................................         (2,608)           (4,792)
Purchase of Channel rights...................................................           (519)           --
                                                                                     -------           -------
Net cash used in investing activities........................................         (3,127)           (4,792)
                                                                                     -------           -------

Cash flows from financing activities
Payments of capital lease obligations........................................            (32)              (20)
Advances from ACS Enterprises, Inc...........................................          2,226             1,365
                                                                                     -------           -------
Net cash provided by financing activities....................................          2,194             1,345
                                                                                     -------           -------
Net (decrease) increase in cash..............................................            314              (580)
Cash, beginning of period....................................................            396               710
                                                                                     -------           -------
Cash, end of period..........................................................      $     710         $     130
                                                                                     -------           -------
                                                                                     -------           -------

                            See accompanying notes.

                        ACS OHIO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    ACS Ohio, Inc. (the "Company") was formed on March 9, 1994 upon the purchase of two related companies that together comprise the wireless cable system serving the Cleveland, Ohio metropolitan area and is a wholly owned subsidiary of ACS Enterprises, Inc. ("ACS"). ACS is a wholly owned subsidiary of CAI Wireless Systems, Inc. (see Note 8). The consolidated financial statements include the accounts of ACS Ohio, Inc. and its wholly owned subsidiaries, MetroCable, Inc. ("MetroCable") and Metropolitan Satellite, Inc. ("Metro Satellite"). All material intercompany balances and transactions within ACS Ohio, Inc. have been eliminated in consolidation.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those esimates.

REVENUE RECOGNITION

    Subscriber revenue is recognized at the time payments are due. Customer payments received in advance of the due date are classified as deferred income. Bad debt expense was approximately $263,000 and $85,000 for the period from January 1, 1995 to September 29, 1995 (1995) and for the period from March 9, 1994 to December 31, 1994 (1994), respectively.

PLANT AND EQUIPMENT

    Plant and equipment are carried at historical cost if purchased or constructed by the Company, or at allocated cost if acquired as part of a business acquisition. Depreciation is calculated on the straight-line method for financial and tax reporting purposes. Costs of maintenance and repairs are charged to income as incurred; significant renewals and betterments are capitalized. The Company capitalizes subcontractor and internal labor and overhead incurred to construct and install its television reception and transmission equipment.

    Materials and supplies are used to provide service to new customers, and to ensure continuity of service to existing customers. Materials and supplies are carried at the lower of cost, determined on the weighted average method (which approximates the first-in, first-out method), or market.

GOODWILL AND CHANNEL ACQUISITION COSTS

    Goodwill consists of costs of acquired businesses in excess of fair market value allocated to specific assets. Goodwill is amortized on a straight-line basis over its estimated useful life of fifteen years. Channel acquisition costs are being amortized over ten years.

    The carrying value of the goodwill and channel acquisition costs is reviewed on an ongoing basis. If the review indicates that these assets are not recoverable, as determined based on undiscounted future cash flows, the Company's carrying value of these assets is reduced to its estimated fair value. No such reduction was made in 1995 or 1994.

                        ACS OHIO, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
LOSS PER SHARE

    Loss per share is based on the average number of common shares outstanding during the period.

RECLASSIFICATION

    Certain prior year amounts have been reclassified to conform to the 1995 presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

    Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" is effective for fiscal years beginning after December 15, 1995. The Company will adopt the standard, as required on January 1, 1996. Management believes that the adoption will not have a material effect on the Company's financial position or results of operations.

2. PLANT AND EQUIPMENT

    Plant and equipment consisted of the following (000s):

                                                        DECEMBER 31,  SEPTEMBER 29,    LIFE
CLASSIFICATION                                              1994          1995        (YEARS)
------------------------------------------------------  ------------  -------------  ---------
Vehicles..............................................   $      172     $     185        3
Office and computer...................................          558           682        5
Transmission equipment................................          748           846       10
Television and other equipment........................        8,792        13,167     2 to 7
Materials and supplies................................          839           727     2 to 10
                                                        ------------  -------------  ---------
                                                             11,109        15,607
Less accumulated depreciation.........................       (1,094)       (3,332)
                                                        ------------  -------------  ---------
                                                         $   10,015     $  12,275
                                                        ------------  -------------  ---------
                                                        ------------  -------------  ---------

    Capitalized overhead costs were approximately $266,000 and $447,000 in 1994 and 1995, respectively. Depreciation expense was approximately $1,063,000 and $2,482,000 in 1994 and 1995.

3. GOODWILL AND CHANNEL ACQUISITION COSTS

    Goodwill consisted of the following (000s):

                                                                  DECEMBER 31,   SEPTEMBER 29,
                                                                      1994           1995
                                                                  -------------  -------------
Costs of acquired businesses in excess of fair market values
  allocated to specific assets..................................    $   7,472      $   7,472
Organization and other costs....................................          408            411
                                                                       ------         ------
                                                                        7,880          7,883
Less accumulated amortization...................................         (396)          (791)
                                                                       ------         ------
                                                                    $   7,484      $   7,092
                                                                       ------         ------
                                                                       ------         ------

                        ACS OHIO, INC. AND SUBSIDIARIES

3. GOODWILL AND CHANNEL ACQUISITION COSTS (CONTINUED)
    Channel acquisition costs consisted of the following (000s):

                                                                  DECEMBER 31,   SEPTEMBER 29,
                                                                      1994           1995
                                                                  -------------  -------------
Licenses........................................................    $   1,000      $   1,000
Channel rights..................................................          397            406
                                                                       ------         ------
                                                                        1,397          1,406
Less accumulated amortization...................................          (98)          (203)
                                                                       ------         ------
                                                                    $   1,299      $   1,203
                                                                       ------         ------
                                                                       ------         ------

4. DUE TO ACS ENTERPRISES, INC.

    The Due to ACS Enterprises, Inc. amount included in the balance sheet represents a balance as the result of various transactions between the Company and ACS. The balance is primarily the result of the Company's participation in ACS' cash management system, wherein cash infusions needed to meet current operating requirements and for capital expenditures accrue interest at rates established by ACS, which approximates ACS' external borrowing costs. Interest charged on this balance was approximately $51,000 and $212,000 in 1994 and 1995, respectively. The balances at December 31, 1994 and September 29, 1995 of $2,226,000 and $3,591,000 are classified as long-term liabilities in the accompanying consolidated balance sheet because the balances are not expected to be repaid within the upcoming twelve months (see Note 8).

    The Company utilizes various ACS personnel such as accounting staff and certain officers as well as administrative functions including professional services. It is ACS' policy to charge these expenses and all other central operating costs, first on the basis of direct usage when identifiable, with the remainder allocated among ACS' subsidiaries based on the average of respective percentages of revenues, payroll costs, and average assets. For these services, the Company was charged $38,000 and $76,000 in 1994 and 1995, respectively.

5. LEASES

    The Company is the licensee of one of the Federal Communications Commission ("FCC") licensed channels available in the Cleveland area, and leases twenty-four of the remaining thirty-two FCC licenses.

    Generally, channel leases provide for monthly rentals based on subscriber revenue, or the number of subscribers served by the channels being leased. These amounts were between $0.025 to $0.04 per subscriber per channel per month. Additionally, certain leases provide for minimum lease payments which do not significantly increase the total channel license fees payable under the leases at the present level of subscribers being served. Pursuant to FCC rules, leases for channel usage cannot extend beyond ten years. Each lease generally provides for renewal options, or for the parties to negotiate renewals in good faith.

                        ACS OHIO, INC. AND SUBSIDIARIES

5. LEASES (CONTINUED)
    A summary of channel lease terms at September 29, 1995 is as follows:

                                                              LEASE                      EXTENSION
 CHANNELS                     LESSOR                        EXPIRATION                     TERMS
----------  ------------------------------------------  ------------------  ------------------------------------
A1          Parma Board of Education                    January 2005        ACS 10-year option
A2--C4      ETAMC                                       April 2002          Auto 5-year option
D1--D4      Rockne Educ. Telev.                         March 2005          ACS 10-year option
E1--E4      Lawrence Brandt                             August 2012         Unspecified
F1--F4      Krisar, Inc.                                August 1998         ACS 10-year option
H2          Via./Net Cos.                               December 1995       Auto 5-year option

    Expense incurred under channel lease agreements aggregated approximately $153,000 and $85,000 in 1995 and 1994, respectively. The Company leases its transmitter tower. This lease expires in June 2005, and provides for monthly lease payments of $5,500.

    All of the above leases are accounted for as operating leases.

    The Company leases office space, automobiles, trucks, and office equipment. The office space, and certain office equipment leases have also been classified as operating leases. The leases covering trucks and the remaining office equipment are classified as capital leases.

    Plant and equipment includes the following capitalized values and accumulated amortization for property under capital leases (000s):

                                                                   DECEMBER 31,     SEPTEMBER 29,
                                                                       1994             1995
                                                                  ---------------  ---------------
Office and computer.............................................     $     105        $     159
Vehicles........................................................           172              172
                                                                         -----            -----
                                                                           277              331
Less accumulated amortization...................................           (24)             (82)
                                                                         -----            -----
                                                                     $     253        $     249
                                                                         -----            -----
                                                                         -----            -----

    The following is a schedule of the present value of future minimum capital lease payments and the future minimum operating lease payments with initial or remaining terms in excess of one year.

                                                                             CAPITAL     OPERATING
                                                                             LEASES       LEASES
                                                                           -----------  -----------
1996.....................................................................   $     127    $     316
1997.....................................................................         111          300
1998.....................................................................          22          296
1999.....................................................................      --              296
2000.....................................................................      --              296
2001 and beyond..........................................................      --            1,033
                                                                                -----   -----------
Total minimum lease payments.............................................         260    $   2,537
Less amount representing interest........................................         (35)
                                                                                -----   -----------
Present value of minimum lease payments..................................   $     225
                                                                                -----   -----------
                                                                                -----   -----------

                        ACS OHIO, INC. AND SUBSIDIARIES

5. LEASES (CONTINUED)
    Expense incurred under non-channel operating leases approximated $172,000 and $143,000 in 1994 and 1995, respectively.

6. INCOME TAXES

    The Company and its wholly-owned subsidiaries are included in the consolidated federal tax return of ACS. The Company had no current state or federal income tax expenses for 1995 and 1994.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as calculated on a stand-alone basis were as follows (000s):

                                                                   DECEMBER 31,     SEPTEMBER 29,
                                                                       1994             1995
                                                                  ---------------  ---------------
Deferred tax liabilities--
Basis difference on property and equipment......................     $     726        $     577
                                                                         -----            -----
Deferred tax assets:
  Net operating loss carryforwards..............................            60              855
  Other.........................................................            17              103
                                                                         -----            -----
Total deferred tax assets.......................................            77              958
                                                                         -----            -----
Valuation allowance for deferred tax assets.....................        --                 (381)
                                                                         -----            -----
Net deferred tax liabilities....................................     $     649        $      --
                                                                         -----            -----
                                                                         -----            -----

    The Company has available net operating loss carryforwards of approximately $2,138,000 for tax reporting purposes to offset future taxable income, the primary difference from financial reporting losses being the difference in depreciation methods for financial and tax reporting purposes. The net operating loss carryforwards expire in 2010.

7. SYSTEM ACQUISITION

    On March 9, 1994, ACS purchased the two related companies that together comprised the wireless cable system serving the Cleveland, Ohio metropolitan area for a total of $16,000,000. ACS formed ACS Ohio, Inc. to purchase 100% of MetroCable, an Ohio corporation, for approximately $8,600,000 cash, and 100% of MetroSatellite, an Ohio corporation, for approximately $7,400,000 cash.

    The above acquisitions have been accounted for by the purchase method of accounting and, accordingly, the results of these entities have been consolidated with ACS since March 9, 1994.

                        ACS OHIO, INC. AND SUBSIDIARIES

7. SYSTEM ACQUISITION (CONTINUED)
    The Company allocated the purchase price, based upon estimated fair values of assets and liabilities at the date of acquisition, as follows (000s):

Operating assets...................................................  $     806
Plant and equipment................................................      8,206
Goodwill...........................................................      7,472
Other intangibles..................................................      1,287
Liabilities........................................................     (1,820)
                                                                     ---------
Net assets acquired................................................  $  15,951
                                                                     ---------
                                                                     ---------

    Plant and equipment from the acquisition consist primarily of customer acquisition costs (material, installation labor, and purchase price premium). These costs are being depreciated over their estimated useful lives of two to seven years.

    Goodwill acquired in the acquisitions is being amortized on a straight-line basis over fifteen years.

8. SUBSEQUENT EVENTS

    Effective at the close of business on September 29, 1995, a definitive merger agreement between ACS and CAI Wireless Systems, Inc. ("CAI") was consummated wherein CAI acquired 100% of the outstanding common stock of ACS for $232,000,000 of CAI common stock and cash.

    On February 23, 1996, CAI and Heartland contributed the assets and liabilities of certain wireless subscription television systems to CS Wireless Systems, Inc. ("CS Wireless") in for certain consideration. CAI's ownership of CS Wireless, which operates the subscriber television system in Cleveland, OH, was diluted from 100% to approximately 54%. Additionally, CAI contributed the Charlotte, NC, Bakersfield, CA and Stockton/Modesto, CA systems for 5,420,166 shares of common stock of the Company. Heartland contributed the Minneapolis, MN, Dayton, OH, San Antonio, TX, Fort Worth, TX, Grand Rapids, MI, Kansas City (suburbs), MO, Dallas, TX and Salt Lake City, UT systems for $28.3 million in cash, $25 million in the form of a short term note, $15 million in the form of a long term note and 3,578,834 shares of common stock of CS Wireless.

    Additionally, MMDS Holdings II, Inc., an affiliate of Bell Atlantic, and NYNEX MMDS Holding, an affiliate of NYNEX, each received 500,000 shares of common stock of CS Wireless, for non-cash consideration.

    Concurrent with the contributions of the wireless subscription television systems and issuance of common stock to CAI, Heartland, MMDS Holdings II, Inc. and NYNEX MMDS Holdings Company, CS Wireless completed the issuance of 100,000 units consisting of $400,000,000 11 3/8% Senior Discount Notes due 2006 and 110,000 shares of common stock. The net proceeds of the issuance of the units was approximately $221,000,000, net of discounts and expenses of approximately $9,000,000.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

METROCABLE, INC.
Cleveland, Ohio

    We have audited the accompanying balance sheet of MetroCable, Inc. as of February 28, 1994, and the related statements of operations and deficit, shareholders' equity, and cash flows for the period from June 4, 1993 (date of commencement of operations) to February 28, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 1994 and the results of its operations and its cash flows for the period from June 4, 1993 (date of commencement of operations) to February 28, 1994, in conformity with generally accepted accounting principles.

    As discussed in Note 8, in March 1994, a wholly-owned subsidiary of ACS Enterprises, Inc. acquired 100% of the outstanding common stock of MetroCable, Inc.

                                             LEWANDOWSKI ZALICK & COMPANY

May 4, 1994
Cleveland, Ohio

                                METROCABLE, INC.

                                 BALANCE SHEET

                               FEBRUARY 28, 1994

    ASSETS

CURRENT ASSETS
Cash............................................................................  $ 127,081
Certificates of deposit.........................................................     50,000
Accounts receivable, trade......................................................    164,563
Other current assets............................................................      7,691
Installation materials..........................................................     80,333
                                                                                  ---------
        TOTAL CURRENT ASSETS....................................................    429,668

PROPERTY AND EQUIPMENT, NET.....................................................    856,808

OTHER ASSETS
  Deferred charges, net of accumulated amortization of $1,688...................     39,645
                                                                                  ---------
                                                                                  $1,326,121
                                                                                  ---------
                                                                                  ---------
    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Shareholder notes.............................................................  $ 800,000
  Accrued liabilities
    Interest....................................................................     59,333
    Programming costs...........................................................     38,670
    Professional fees...........................................................     15,105
    Property taxes..............................................................     14,000
    Workers' compensation.......................................................     12,750
    Other.......................................................................     21,039
  Accounts payable
    Trade.......................................................................     47,654
    Affiliate...................................................................     17,135
Customer deposits and deferred revenue..........................................    178,085
                                                                                  ---------
        TOTAL CURRENT LIABILITIES...............................................  1,203,771

SHAREHOLDERS' EQUITY
  Common stock, no par value, 750 shares authorized, 100 shares issued and
    outstanding.................................................................    200,000
  Accumulated deficit...........................................................    (77,650)
                                                                                  ---------
                                                                                    122,350
                                                                                  ---------
                                                                                  $1,326,121
                                                                                  ---------
                                                                                  ---------

                            See accompanying notes.

                                METROCABLE, INC.

                      STATEMENT OF OPERATIONS AND DEFICIT

        FOR THE PERIOD JUNE 4, 1993 (DATE OF COMMENCEMENT OF OPERATIONS)
                           THROUGH FEBRUARY 28, 1994

REVENUES
  Pay television revenues.......................................................  $1,360,636
  Rental of equipment, affiliate................................................     75,858
  Other.........................................................................     66,539
                                                                                  ---------
                                                                                  1,503,033
EXPENSES
  Programming and license fees..................................................    512,897
  Commissions...................................................................     41,117
  Depreciation and amortization.................................................     67,787
  Selling, general and administrative...........................................    900,756
                                                                                  ---------
                                                                                  1,522,557
                                                                                  ---------
      OPERATING LOSS BEFORE OTHER INCOME (EXPENSE)..............................    (19,524)
OTHER INCOME (EXPENSE)
  Interest expense, including $59,333 to shareholders...........................    (60,143)
  Interest income...............................................................      2,017
                                                                                  ---------
                                                                                    (58,126)
                                                                                  ---------
      NET LOSS AND ACCUMULATED DEFICIT AT END OF PERIOD.........................  $ (77,650)
                                                                                  ---------
                                                                                  ---------
NET LOSS PER COMMON SHARE OUTSTANDING...........................................  $    (777)
                                                                                  ---------
                                                                                  ---------

                            See accompanying notes.

                                METROCABLE, INC.

                       STATEMENT OF SHAREHOLDERS' EQUITY

        FOR THE PERIOD JUNE 4, 1993 (DATE OF COMMENCEMENT OF OPERATIONS)
                           THROUGH FEBRUARY 28, 1994

                                                                             COMMON    ACCUMULATED   SHAREHOLDERS'
                                                                             STOCK       DEFICIT      EQUITY--NET
                                                                           ----------  ------------  -------------
Issuance of common stock in exchange for
  net assets acquired....................................................  $  200,000   $   --        $   200,000
Net loss for the period..................................................      --          (77,650)       (77,650)
                                                                           ----------  ------------  -------------
Balances at February 28, 1994............................................  $  200,000   $  (77,650)   $   122,350
                                                                           ----------  ------------  -------------
                                                                           ----------  ------------  -------------

                            See accompanying notes.

                                METROCABLE, INC.

                            STATEMENT OF CASH FLOWS

        FOR THE PERIOD JUNE 4, 1993 (DATE OF COMMENCEMENT OF OPERATIONS)
                           THROUGH FEBRUARY 28, 1994

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss.......................................................................  $ (77,650)
  Adjustments to reconcile net loss to net cash provided by operating activities
    Depreciation and amortization................................................     67,787
    (Increase) decrease in assets................................................
    Accounts receivable..........................................................    (81,745)
    Other current assets.........................................................     (7,691)
    Installation materials.......................................................    (14,806)
  Increase (decrease) in liabilities
    Accrued liabilities..........................................................    160,897
    Trade accounts payable.......................................................     47,654
    Accounts payable--affiliate..................................................     17,135
    Customer deposits and deferred revenue.......................................     43,435
                                                                                   ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES..................................    155,016

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures...........................................................   (170,932)
  Proceeds from disposal of property and equipment...............................     44,500
  Channel rights acquired........................................................     (9,581)
  Cash acquired with the purchase of the assets of Metropolitan Cablevision,
    Inc..........................................................................    108,078
                                                                                   ---------
      NET CASH USED BY INVESTING ACTIVITIES......................................    (27,935)
                                                                                   ---------
      INCREASE IN CASH AND CASH AT END OF PERIOD.................................  $ 127,081
                                                                                   ---------
                                                                                   ---------

NON-CASH INVESTING AND FINANCING ACTIVITY

    On June 4, 1993, the Company acquired the net assets of Metropolitan Cablevision, Inc. in exchange for $800,000 of shareholder notes and $200,000 of common stock.

                            See accompanying notes.

                                METROCABLE, INC.

                         NOTES TO FINANCIAL STATEMENTS

        FOR THE PERIOD JUNE 4, 1993 (DATE OF COMMENCEMENT OF OPERATIONS)
                           THROUGH FEBRUARY 28, 1994

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

    MetroCable, Inc. was incorporated in the State of Ohio in May 1993. After the acquisition of the assets of Metropolitan Cablevision, Inc., the Company began providing Multi-channel, Multipoint Distribution Services ("MMDS") to private residences and multi-unit housing complexes, in the City of Cleveland, Ohio and surrounding suburbs.

    On June 4, 1993, MetroCable, Inc. ("MetroCable") acquired all of the assets of Metropolitan Cablevision, Inc., from the shareholders of Metropolitan Cablevision, Inc. for $1,000,000. The acquisition was financed through the issuance of $800,000 of demand shareholder notes and $200,000 of common stock. This transaction was accounted for as a reorganization of entities under common control; accordingly, the consideration was allocated to the assets acquired based on their respective historical values as of the acquisition date. Both MetroCable and Metropolitan Cablevision, Inc. operate on March to February fiscal years.

    The net assets acquired were as follows:

Cash............................................................  $ 108,078
Certificate of deposit..........................................     50,000
Accounts receivable.............................................     82,818
Installation materials..........................................     65,527
Property and equipment..........................................    796,475
Deferred charges................................................     31,752
                                                                  ---------
Gross assets acquired...........................................  1,134,650
Liabilities assumed--customer deposits and deferred revenue.....   (134,650)
                                                                  ---------
Net assets acquired.............................................  $1,000,000
                                                                  ---------
                                                                  ---------

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FINANCIAL INSTRUMENTS

    Trade accounts receivable principally represent amounts due for services from approximately 5,000 subscribers, and they are substantially secured by service deposits held by the Company.

INVENTORIES

    Inventories of installation materials are carried at the lower of cost, determined on the weighted average method, which approximates the first-in, first-out method, or market.

                                METROCABLE, INC.

        FOR THE PERIOD JUNE 4, 1993 (DATE OF COMMENCEMENT OF OPERATIONS)
                           THROUGH FEBRUARY 28, 1994

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PROPERTY AND EQUIPMENT

    Property and equipment are stated at allocated cost and are depreciated on the straight-line method over the useful lives of the assets as follows:

Reception and transmission facilities............................      12.5 years
Installation hookups.............................................         5 years
Computerized equipment...........................................         5 years
Leasehold improvements and office equipment......................         5 years

    Maintenance and repair costs are expensed as incurred; significant renewals and betterments are capitalized. For disposals of property and equipment, the gross carrying value and the related accumulated depreciation are removed from the accounts and are included in determining gain or loss on such disposal.

    Depreciation expense was $66,099 for the period from June 4, 1993 through February 28, 1994.

DEFERRED CHARGES

    Deferred charges consist of costs incurred in the acquisition of channel rights. The deferred charges are amortized over 15 years (the life of the channel rights leases), using the straight-line method. Amortization expense was $1,688 for the period from June 4, 1993 through February 28, 1994.

INCOME TAXES

    Income taxes are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities on temporary differences between the tax and financial statement bases for assets and liabilities, measured at the current tax rates.

CASH AND CASH EQUIVALENTS

    For purposes of the Statement of Cash Flows, the Company considers all investments purchased with original maturities of three months or less to be cash equivalents.

NET LOSS FOR COMMON SHARE OUTSTANDING

    The net loss per common share outstanding is based on the weighted average number of common shares outstanding of 100 for the period from June 4, 1993 to February 28, 1994.

NOTE 3--RELATED PARTY TRANSACTIONS

    The Company has an operating lease for installation hookup equipment with an affiliated company, Metropolitan Satellite Corp. Rental income was $75,858 for the period from June 4, 1993 to February 28, 1994. The operating lease is a month-to-month lease with variable fees based on subscriber levels. The Company also shares various administrative costs with the affiliate which resulted in a payable of $17,135 at February 28, 1994.

                                METROCABLE, INC.

        FOR THE PERIOD JUNE 4, 1993 (DATE OF COMMENCEMENT OF OPERATIONS)
                           THROUGH FEBRUARY 28, 1994

NOTE 3--RELATED PARTY TRANSACTIONS (CONTINUED)
    The $800,000 shareholders' loans, plus accrued interest at 10% per annum, are due on demand. The shareholders' loans are collateralized by substantially all assets of the Company. Interest expense on the shareholders' loans totalled $59,333 for the period from June 4, 1993 to February 28, 1994. These notes were repaid in full, together with accrued interest thereon, in March 1994 upon acquisition of the Company by ACS Ohio, Inc. (see Note 8).

NOTE 4--PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at February 28, 1994:

DESCRIPTION
----------------------------------------------------------------------------------
Reception and transmission facilities.............................................  $  653,113
Installation hookups..............................................................     191,454
Computerized equipment............................................................      11,083
Leasehold improvements and office equipment.......................................      67,257
                                                                                    ----------
                                                                                       922,907
Less accumulated depreciation.....................................................     (66,099)
                                                                                    ----------
Property and equipment, net.......................................................  $  856,808
                                                                                    ----------
                                                                                    ----------

NOTE 5--INCOME TAXES

    For the period from June 4, 1993 to February 28, 1994, the Company incurred a net operating loss for tax return and financial reporting purposes. No tax benefit from the net operating loss has been recognized in 1994 due to the uncertainty of future utilization of the net operating loss carryforward.

    At February 28, 1994, the Company had a net operating loss carryforward for federal income tax purposes of approximately 75,000 which, if not used, will expire in 2009.

                                METROCABLE, INC.

        FOR THE PERIOD JUNE 4, 1993 (DATE OF COMMENCEMENT OF OPERATIONS)
                           THROUGH FEBRUARY 28, 1994

NOTE 6--COMMITMENTS AND CONTINGENCIES

    The Company is a party to numerous leases for programming, broadcast channels, towers, and vehicles. All leases will expire within five years; however, many include automatic extensions. Future minimum annual rental commitments for noncancelable operating leases with fixed lease payments are as follows:

                                                 CHANNELS     TOWER     VEHICLES     TOTAL
                                                ----------  ----------  ---------  ----------
1995..........................................  $   66,000  $   78,600  $  12,133  $  156,733
1996..........................................      66,000      25,200     12,133     103,333
1997..........................................      66,000      --          3,861      69,861
1998..........................................      66,000      --         --          66,000
1999..........................................      66,000      --         --          66,000
                                                ----------  ----------  ---------  ----------
                                                $  330,000  $  103,800  $  28,127  $  461,927
                                                ----------  ----------  ---------  ----------
                                                ----------  ----------  ---------  ----------

    In addition, the Company is a party to certain channel leases and programming agreements which include variable fees based on subscriber levels.

    Expense incurred under operating leases and programming agreements approximated $583,500 for the period from June 4, 1993 to February 28, 1994.

    As required by certain of these lease agreements, the Company has obtained a letter of credit for $50,000 which expires March 2, 1994 and is secured by the certificate of deposit of $50,000.

NOTE 7--CONCENTRATION OF CREDIT RISK

    The Company's cash balances periodically exceed federally insured limits.

NOTE 8--SUBSEQUENT EVENT

    On March 9, 1994, ACS Ohio, Inc., a wholly-owned subsidiary of ACS Enterprises, Inc., acquired 100% of the outstanding common shares of MetroCable for an aggregate purchase price of approximately $8,600,000 cash, including an $861,111 contribution to capital, which was used to repay the $800,000 shareholder notes, together with accrued interest thereon, through March 9, 1994.

    The following is condensed operating and cash flow information for the period March 1 to March 8, 1994:

                                METROCABLE, INC.
                       CONDENSED STATEMENT OF OPERATIONS
                    FOR THE PERIOD MARCH 1 TO MARCH 8, 1994

Revenues..................................................................             $  43,978
Expenses:
  Programming and license fees............................................  $  14,148
  Selling, general, and administrative....................................     20,557
  Depreciation and amortization...........................................      2,750
                                                                            ---------  ---------
Total expenses............................................................                37,455
                                                                                       ---------
Operating income..........................................................                 6,523
Interest expense..........................................................                (1,778)
                                                                                       ---------
Net income................................................................             $   4,745
                                                                                       ---------
                                                                                       ---------

                                METROCABLE, INC.
                       CONDENSED STATEMENT OF CASH FLOWS
                    FOR THE PERIOD MARCH 1 TO MARCH 8, 1994

Cash Flows from Operating Activities:
  Net income............................................................             $   4,745
Adjustments to reconcile net income to net cash used by operating activities:
  Depreciation and amortization.........................................  $   2,750
  Increase in operating assets..........................................     28,815
  Increase in operating liabilities.....................................    (47,191)
                                                                          ---------  ---------
Total Adjustments.......................................................               (15,626)
                                                                                     ---------
Net Cash Used by Operating Activities...................................               (10,881)
                                                                                     ---------
Net decrease in cash....................................................               (10,881)
Cash at beginning of period.............................................               177,081
                                                                                     ---------
Cash at end of period...................................................             $ 166,200
                                                                                     ---------
                                                                                     ---------
Supplemental Disclosure of Cash Flow Information:
  Cash Paid for Interest................................................             $  --
                                                                                     ---------
                                                                                     ---------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

METROPOLITAN SATELLITE CORP.
Cleveland, Ohio

    We have audited the accompanying balance sheets of Metropolitan Satellite Corp. as of February 28, 1994, and the related statements of operations and deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 1994 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

    As discussed in Note 13, the Company merged with a wholly-owned subsidiary of ACS Enterprises, Inc. in March 1994.

                                             LEWANDOWSKI ZALICK & COMPANY

May 4, 1994

Cleveland, Ohio

                          METROPOLITAN SATELLITE CORP.

                                 BALANCE SHEET

                               FEBRUARY 28, 1994

                                                                                                         1994
                                                                                                    --------------
   ASSETS

Cash..............................................................................................  $      611,699
Subscriber receivables............................................................................          56,033
Other receivables.................................................................................           3,499
Prepaid expenses..................................................................................          19,567
Advances to affiliated company....................................................................          17,135
Reception and distribution facilities, less accumulated depreciation of $4,566,204................         545,995
Equipment and fixtures, less accumulated depreciation of $184,478.................................          99,833
Installation materials............................................................................         109,996
Purchased license agreements, less accumulated amortization of $1,241,085.........................       1,013,915
Miscellaneous.....................................................................................          10,748
                                                                                                    --------------
                                                                                                    $    2,488,420
                                                                                                    --------------
                                                                                                    --------------

    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES
  Demand note payable to bank.....................................................................  $      234,500
  Subordinated notes payable to related party.....................................................       8,782,078
  Other notes payable and installment obligations.................................................         300,000
  Trade accounts payable..........................................................................         156,218
  Accrued liabilities
    Interest......................................................................................       3,581,759
    Other.........................................................................................          99,741
  Subscriber deposits and advance payments........................................................         301,963
                                                                                                    --------------
                                                                                                        13,456,259

SHAREHOLDERS' EQUITY (DEFICIENCY)
  Common shares at stated value of $266.67 a share--500 shares authorized; 213.75 shares issued,
    34.5 shares in treasury, and 179.25 shares outstanding........................................          47,800
  Additional paid-in capital......................................................................         183,200
  Deficit.........................................................................................     (11,198,839)
                                                                                                    --------------
                                                                                                       (10,967,839)
                                                                                                    --------------
                                                                                                    $    2,488,420
                                                                                                    --------------
                                                                                                    --------------

                            See accompanying notes.

                          METROPOLITAN SATELLITE CORP.

                      STATEMENT OF OPERATIONS AND DEFICIT

                                  FOR THE YEAR
                            ENDED FEBRUARY 28, 1994

                                                                                                         1994
                                                                                                    --------------
OPERATING REVENUES
  Basic channels..................................................................................  $    2,016,747
  Bulk............................................................................................         342,085
  Pay-TV..........................................................................................         683,813
  Installation....................................................................................          73,130
  Converter charges...............................................................................         204,922
  Other...........................................................................................          62,472
  Less refunds and service credits................................................................         (43,042)
                                                                                                    --------------
                                                                                                         3,340,127

OPERATING EXPENSES
  Programming, including $100,381 to affiliated company...........................................         889,276
  Selling, general and administrative.............................................................       1,516,293
  Depreciation and amortization...................................................................         569,313
                                                                                                    --------------
                                                                                                         2,974,882
                                                                                                    --------------
      OPERATING INCOME BEFORE OTHER (INCOME) EXPENSE..............................................         365,245

OTHER (INCOME) EXPENSE
  Interest
    Current.......................................................................................
      Related party...............................................................................         394,084
      Bank and other..............................................................................         101,432
    Deferred--related party.......................................................................       1,007,410
  Other income....................................................................................          (1,577)
Gain on sale of fixed assets......................................................................        (505,566)
                                                                                                    --------------
                                                                                                           995,783
                                                                                                    --------------
      NET LOSS....................................................................................        (630,538)
DEFICIT AT BEGINNING OF PERIOD....................................................................     (10,568,301)
                                                                                                    --------------
      DEFICIT AT END OF PERIOD....................................................................  $  (11,198,839)
                                                                                                    --------------
                                                                                                    --------------
NET LOSS PER COMMON SHARE OUTSTANDING.............................................................  $       (3,518)
                                                                                                    --------------
                                                                                                    --------------

                            See accompanying notes.

                          METROPOLITAN SATELLITE CORP.

                            STATEMENT OF CASH FLOWS

                                  FOR THE YEAR
                            ENDED FEBRUARY 28, 1994

                                                                                                         1994
                                                                                                     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss.........................................................................................  $    (630,538)
  Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization................................................................        569,313
      Deferred interest expense....................................................................      1,007,410
      Gain on disposal of fixed assets.............................................................       (505,566)
      (Increase) decrease in assets:
      Subscriber and other receivables.............................................................         84,523
      Prepaid expenses and miscellaneous...........................................................         14,718
      Advances to affiliated company...............................................................         25,649
      Increase (decrease) in liabilities:
      Trade accounts payable.......................................................................        134,025
      Accrued liabilities
        Interest...................................................................................        431,385
        Other......................................................................................        (11,846)
      Subscriber deposits and advance payments.....................................................        (80,083)
                                                                                                     -------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES................................................      1,038,990
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures.............................................................................        (68,882)
  Proceeds from disposal of fixed assets...........................................................        560,223
                                                                                                     -------------
          NET CASH PROVIDED BY INVESTING ACTIVITIES................................................        491,341
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of Demand note payable to bank..........................................................     (1,643,000)
  Other notes payable..............................................................................       --
                                                                                                     -------------
          NET CASH USED BY FINANCING ACTIVITIES....................................................     (1,643,000)
                                                                                                     -------------
          (DECREASE) IN CASH.......................................................................       (112,669)
CASH AT BEGINNING OF YEAR..........................................................................        724,368
                                                                                                     -------------
          CASH AT END OF YEAR......................................................................  $     611,699
                                                                                                     -------------
                                                                                                     -------------

                            See accompanying notes.

                          METROPOLITAN SATELLITE CORP.

                         NOTES TO FINANCIAL STATEMENTS

                                  FOR THE YEAR
                            ENDED FEBRUARY 28, 1994

NOTE 1--ORGANIZATION AND OPERATIONS

    Metropolitan Satellite Corp. was incorporated in the State of Ohio in September 1981. The Company provides television service using various distribution methods to multi-unit housing complexes, primarily in Northeastern Ohio.

    The Company shares facilities and leases converters from an affiliated company, MetroCable, Inc. and its predecessor, Metropolitan Cablevision, Inc. Management believes that the allocation of expenses between companies is reasonable and is based upon actual expenses incurred.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PROPERTY

    Property is stated at cost. Maintenance and repair costs are charged to expense in the year incurred. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Reception and distribution facilities............................       5-10 years
Equipment and fixtures...........................................          5 years

    Reception and distribution facilities include in-wall wiring installed by and used by the Company at certain housing complexes. The license agreements state that the owner of these housing complexes is the owner of this wiring and will have the right to use the in-wall wiring after termination of the license agreement.

    Depreciation expense was $455,498 for the year ended February 28, 1994.

PURCHASED LICENSE AGREEMENT

    Purchase license agreements are recorded at cost and are being amortized over the lives of the license agreements of 18 to 20 years.

    Amortization expense was $112,740 for the year ended February 28, 1994.

STATEMENT OF CASH FLOWS

    Interest paid was $64,131 for the year ended February 28, 1994.

INCOME TAXES

    Income taxes were provided under the provisions of Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes" in 1993. Effective for the fiscal year ended February 28, 1994, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Adoption of SFAS 109 has no effect on the financial statements, due to the uncertainty of realizing the benefits of the net operating loss carryforward.

NET LOSS PER COMMON SHARE OUTSTANDING

    The net loss per common share outstanding is based on the weighted number of common shares outstanding of 179.25 for the year ended February 28, 1994.

                          METROPOLITAN SATELLITE CORP.

                                  FOR THE YEAR
                            ENDED FEBRUARY 28, 1994

NOTE 3--DEMAND NOTE PAYABLE TO BANK

    The demand note payable to bank is a term loan that was converted to a demand note in 1988. It provides for interest payable monthly at the bank's prime rate (6% at February 28, 1994) plus 2.25%. The note is collateralized by a first priority security interest in all tangible and intangible personal property and by all other assets of the Company and the rights under a license agreement owned by the affiliated company. Owners of the common shares of the Company have also assigned their shares as collateral. The note and accrued interest was paid off in connection with the merger of the Company in March 1994 with a wholly-owned subsidiary of ACS Enterprises, Inc. (Note (13).

NOTE 4--SUBORDINATED NOTES PAYABLE

    The Subordinated notes payable are due to the majority shareholders of the Company and consist of the following at February 28:

                                                                                      1994
                                                                                  ------------
Subordinated notes..............................................................  $  2,850,000
Subordinated Demand notes.......................................................       425,000
Deferred Interest notes.........................................................     5,257,078
Variable Interest notes.........................................................       250,000
                                                                                  ------------
      TOTAL.....................................................................  $  8,782,078
                                                                                  ------------
                                                                                  ------------

    Subordinated notes with a balance of $2,400,000 were due in January 1994 and provide for interest at 17.5% of which 12% is payable monthly and 5.5% is added to the principal balance of the Deferred Interest notes. Other Subordinated notes with a balance of $450,000 provide for interest at 16.625%. This interest is added to the principal balance of the Deferred Interest notes.

    Subordinated Demand notes with a balance of $325,000 provide for interest at 14%, payable quarterly. Subordinated Demand notes with a balance of $100,000 provide for interest at 16.5%.

    The Deferred Interest notes were due in January 1994. Interest at 17.5% is also added quarterly to the outstanding principal balance of these notes.

    The Variable Interest notes were due in January 1994 and provide for interest at 17.375%, payable quarterly.

    All subordinated notes are collateralized by a security interest in substantially all assets of the Company, subordinated to the demand note payable to bank (Note 3) had the note payable to a former shareholder (Note 5).

    As further discussed at Note 13, the shareholders forgave $5,607,716 of notes payable and accrued interest as a contribution to capital in March 1994. The remainder of the notes payable and accrued interest was repaid in March 1994, in conjunction with the merger with a wholly-owned subsidiary of ACS Enterprises, Inc.

                          METROPOLITAN SATELLITE CORP.

                                  FOR THE YEAR
                            ENDED FEBRUARY 28, 1994

NOTE 5--OTHER NOTES PAYABLE AND INSTALLMENT OBLIGATIONS

    Other notes payable and installment obligations consists of a note payable to a former shareholder with a balance of $300,000 which was issued in conjunction with the purchase of 30 shares of the Company's common stock. The note provides for interest at 10%, compounded annually. The note is collateralized by substantially all assets of the Company, subordinated to the demand note payable to bank (Note 3).

    The note and accrued interest are due in October 1995; however, the note, together with accrued interest, totalling $415,163 were repaid in conjunction with the merger of the Company in March 1994 with a wholly-owned subsidiary of ACS Enterprises, Inc.

NOTE 6--LICENSE AGREEMENTS

    The Company has license agreements covering 27 multi-unit housing complexes. Each license agreement requires a royalty of 5% of net revenues, as defined, to be paid to the owner of the complex. The royalty can be increased if certain cash flow measurements are attained related to the operating results of the individual complex. The owners of 10 of the complexes have provisions in their agreements that in the event of a sale of the Company, they will receive 15% of the sale price attributed to the complex. The merger of the Company with a wholly-owned subsidiary of ACS Enterprises, Inc. in March 1994 requires that agreement be reached with these complex owners within a year of closing of the merger. As of May 4, 1994, five owners have waived their right to equity participation and will continue to receive royalty payments. Three owners received a settlement of equity participation in March 1994 totalling $20,380 and will no longer receive royalty payments. Agreement has not yet been reached with the remaining two complex owners. The terms of each license agreement is 15 years from the date the service commences. Royalty expense under these license agreements was $44,269 for the year ended February 28 1994.

NOTE 7--INCOME TAXES

    At February 28, 1994, the Company had tax net operating losses of $11,500,000 and investment tax credits for $300,000 available as carryforwards to reduce future taxable income and tax liabilities. These carryforwards expire in varying accounts through the year 2005.

NOTE 8--LEASE AGREEMENTS

    The Company leases its office facility for $4,800 per month under a lease agreement that is accounted for as an operating lease. The lease commenced in December 1990 and expires in December 1995. A portion of the cost of this lease is charged to the affiliated company.

                          METROPOLITAN SATELLITE CORP.

                                  FOR THE YEAR
                            ENDED FEBRUARY 28, 1994

NOTE 8--LEASE AGREEMENTS (CONTINUED)
    Future annual minimum required rental payments for the office lease and other property leased under operating lease agreements are as follows:

FISCAL YEAR ENDING IN:                                                                AMOUNT
----------------------------------------------------------------------------------  ----------
1995..............................................................................  $  111,400
1996..............................................................................      79,300
1997..............................................................................       9,700
1998..............................................................................         400
                                                                                    ----------
  TOTAL...........................................................................  $  200,800
                                                                                    ----------
                                                                                    ----------

    Rent expense, net of the portion ($28,000 for the year ended February 28, 1994) charged to the affiliated company, was $66,000 for the year ended February 28, 1994.

NOTE 9--RELATED PARTY TRANSACTIONS

    The Company paid or accrued expenses of $100,381 for the year ended February 28, 1994, to the affiliated company for converter rentals. The lease is a month-to-month lease with fees based on subscriber levels.

NOTE 10--CONCENTRATION OF CREDIT RISK

    The Company's cash balances periodically exceed federally insured limits.

NOTE 11--LITIGATION SETTLEMENT

    In November 1993, the Company paid $150,000 to a company in settlement of litigation brought against the Company in November 1993 by a potential buyer as a result of a failed attempt to purchase the Company in October 1993. This expense was recognized in fiscal 1994.

NOTE 12--SALE OF FIXED ASSETS

    In March 1993, the Company sold a reception and distribution facility and related equipment to an unrelated third party in exchange for cash of $560,223. The gain on sale was $505,566.

NOTE 13--SUBSEQUENT EVENT

    On March 9, 1994, ACS Cleveland, Inc., a Delaware Corporation and a wholly-owned subsidiary of ACS Ohio, Inc., merged with and into Metropolitan Satellite Corp. As a result of the merger, the shareholders of Metropolitan Satellite Corp. received an agreement of approximately $7,400,000 cash, primarily as repayment of the balance due on subordinated notes and accrued interest, and ACS Ohio, Inc. became the sole shareholder of Metropolitan Satellite Corp. ACS Ohio, Inc. is a wholly-owned subsidiary of ACS Enterprise, Inc.

    Also, the shareholders of the Company forgave $5,607,716 of balances due on subordinated notes payable and accrued interest thereon, in conjunction with this transaction.

    The following is condensed operating and cash flow information for the period March 1 to March 8, 1994:

                          METROPOLITAN SATELLITE CORP.

                       CONDENSED STATEMENT OF OPERATIONS

                    FOR THE PERIOD MARCH 1 TO MARCH 8, 1994

Revenues.................................................................             $  72,054
Expenses:
  Programming and license fees...........................................  $  19,678
  Selling, general, and administrative...................................     21,538
  Depreciation and amortization..........................................      7,452
                                                                           ---------  ---------
Total expenses...........................................................                48,668
                                                                                      ---------
Operating income.........................................................                23,386
Interest expense.........................................................               (37,192)
                                                                                      ---------
Net loss.................................................................             $ (13,806)
                                                                                      ---------
                                                                                      ---------

                          METROPOLITAN SATELLITE CORP.

                       CONDENSED STATEMENT OF CASH FLOWS

                    FOR THE PERIOD MARCH 1 TO MARCH 8, 1994

Cash Flows from Operating Activities:
  Net loss.............................................................             $ (13,806)
Adjustments to reconcile net loss to net cash used by operating activities:
  Depreciation and amortization........................................  $   7,452
  Increase in operating assets.........................................    (78,196)
  Increase in operating liabilities....................................     69,026
                                                                         ---------
                                                                         ---------
Total Adjustments......................................................                (2,018)
                                                                                    ---------
Net Cash Used by Operating Activities..................................               (15,824)
Cash Flows from Investing Activities:
  Deferred charges related to merger with ACS Enterprises, Inc.........              (276,660)
                                                                                    ---------
Net decrease in cash...................................................              (292,484)
Cash at beginning of period............................................               611,699
                                                                                    ---------
Cash at end of period..................................................             $ 319,215
                                                                                    ---------
                                                                                    ---------
Supplemental Disclosure of Cash Flow Information:
  Cash Paid for Interest...............................................             $  --
                                                                                    ---------
                                                                                    ---------
Supplemental Disclosure of Non-Cash Financing Activity:
  Prior to the sale of assets to ACS Enterprises, Inc., TA Associates, the subordinated lender, forgave debt totaling $5,607,716 as a contribution to capital.

                     INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
CS Wireless Systems, Inc.:


Under the date of March 21, 1997, we reported on the consolidated balance sheet of CS Wireless Systems, Inc. and subsidiaries as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended, which are included in the Company's annual report on Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the index at item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                   /s/ KPMG Peat Marwick LLP



Dallas, Texas
March 21, 1997

                                                                    Schedule II
                                                                    -----------
                            CS WIRELESS SYSTEMS, INC.

                        Valuation and Qualifying Accounts
                                 (In thousands)

                                            Additions
                                      ---------------------
                          Balance at  Charged to                      Balance at
                          beginning   costs and  Charged to            end of
     Description          of period    expenses    other    Writeoffs  period
     -----------          ---------   ---------  ---------- --------- ---------
Year ended December 31,
  1996:
    Allowance for
      doubtful accounts        $138         971           -      (691)      418
                               ----         ---         ---      ----       ---
                               ----         ---         ---      ----       ---

                                INDEX TO EXHIBITS

     Exhibit
     Number   Description

     3.1  -   Amended and Restated Certificate of Incorporation of the
              Company.**
     3.2  -   Bylaws of the Company.**
     4.1  -   Indenture dated as of February 15, 1996 between the Company and
              Fleet National Bank of Connecticut (including the form of 11 3/8%
              Senior Discount Notes and 11 3/8% Series B Senior Discount Notes
              due 2006 as Exhibit A and Exhibit B, respectively, thereto).**
     10.1 -   Participation Agreement dated as of December 12, 1995 among the
              Company, CAI and Heartland.***
     10.2 -   Amendment No. 1 to Participation Agreement dated as of February
              22, 1996 among the Company, CAI and Heartland.****
     10.3 -   Employment Agreement, dated as of February 22, 1996, as amended between the Company and Alan Sonnenberg.**
     10.4 -   Employment Agreement dated as of February 22, 1996 between the
              Company and Lowell Hussey.**
     10.5 -   Employment Agreement dated as of February 22, 1996 between the
              Company and Thomas W. Dixon.**
     10.6 -   Amended and Restated Stock Option Agreement dated as of March 19,
              1996 between the Company and Alan Sonnenberg.**
     10.7 -   Stock Option Agreement dated as of March 19, 1996 between the
              Company and Lowell Hussey.**
     10.8 -   Stock Option Agreement dated as of March 19, 1996 between the
              Company and Thomas W. Dixon.**
     10.9 -   Stock Option Agreement dated as of March 19, 1996 between the
              Company and John R. Bailey.**
     10.10 -  Incentive Stock Plan.**
     10.11 -  Common Share Registration Rights Agreement dated as of
              February 15, 1996 between the Company and the Initial
              Purchasers.**
     10.12 -  Form of Registration Rights Agreement dated as of February
              23, 1996 among the Company, MMDS Holdings II, Inc. and NYNEX
              MMDS Holding Company.**
     10.13 -  Stockholders' Agreement dated as of February 23, 1996 among the Company, CAI and Heartland.**
     10.14 -  Market Protection Agreement dated as of February 23, 1996 between the Company and Heartland.**
     10.15 -  Promissory Note of the Company in the principal amount of
              $15,000,000 to the order of Heartland.**
     10.16 -  Administrative Service Agreement dated as of February 23,
              1996 between the Company and Heartland.**
     10.17 -  Asset Exchange Agreement dated as of November 6, 1996 between CS Wireless Systems, Inc., People's Choice TV Corp.
              and People's Choice TV of Kansas City, Inc.*
     21    -  Subsidiaries of the Company.*
     27    -  Financial Data Schedule.+


+    Filed herewith.

* Incorporated by reference to Item 16 of the Company's Registration Statement on Form S-1, File No. 333-20295.

** Incorporated by reference to Item 16 of the Company's Registration Statement on Form S-1, File No. 333-3288.

*** Incorporated by reference Exhibit 2.1 to the Current Report on Form 8-K dated December 12, 1995 (0-22888) of CAI Wireless Systems, Inc. ("CAI").

**** Incorporated by reference Exhibit 2.1 to the Current Report on Form 8-K dated March 8, 1996 (0-22888) of CAI.