Form 10-Q
period 1997-03-31
CS WIRELESS SYSTEMS INC
filed 1997-05-15
CIK 1011744

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               -------------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------------

                        Commission file number 333-03288
                                              -----------

                            CS Wireless Systems, Inc.
--------------------------------------------------------------------------------
(Exact Name of Registrant as Specified in Its Charter)

           Delaware                                            23-2751747

(State or Other Jurisdiction of                              I.R.S. Employer
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

     Indicate by check /X/ whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     /X/       No
                                               -----------      ----------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Shares Outstanding
              Class                               as of May 15, 1997
              -----                               ------------------

     Common Stock, $.001 par value                    10,702,609

Part  I  -  FINANCIAL INFORMATION
Item 1. -  FINANCIAL STATEMENTS

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                      MARCH 31,        DECEMBER 31,
                                                                        1997              1996
                                                                      ---------         ---------
                                                                     (Unaudited)
     ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . .   $ 107,185        $  13,072
     Subscriber receivables, net . . . . . . . . . . . . . . . . . .         998            1,079
     Notes receivable  . . . . . . . . . . . . . . . . . . . . . . .         250            1,510
     Prepaid expenses and other  . . . . . . . . . . . . . . . . . .         727              689
                                                                       ---------        ---------
         Total current assets. . . . . . . . . . . . . . . . . . . .     109,160          116,350

Plant and equipment, net . . . . . . . . . . . . . . . . . . . . . .      41,240           42,955
License and leased license investment, net . . . . . . . . . . . . .     172,828          172,953
Goodwill, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .      51,040           52,011
Assets held for sale . . . . . . . . . . . . . . . . . . . . . . . .      20,368           19,366
Debt issuance costs and other assets, net  . . . . . . . . . . . . .      10,504           10,602
                                                                       ---------        ---------
                                                                       $ 405,140        $ 414,237
                                                                       ---------        ---------
                                                                       ---------        ---------


     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses . . . . . . . . . . . . .   $   6,124        $   5,440
     Accounts payable to affiliates  . . . . . . . . . . . . . . . .         736            1,215
     Current portion of long-term debt . . . . . . . . . . . . . . .         444            3,194
     Current portion of BTA auction payable. . . . . . . . . . . . .         658              646
     Other current liabilities . . . . . . . . . . . . . . . . . . .         660            1,043
                                                                       ---------        ---------
         Total current liabilities . . . . . . . . . . . . . . . . .       8,622           11,538

Long-term debt, less current portion . . . . . . . . . . . . . . . .     275,724          268,180
BTA auction payable, less current portion. . . . . . . . . . . . . .       4,494            4,256
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . .       4,072            5,429
                                                                       ---------        ---------
         Total liabilities . . . . . . . . . . . . . . . . . . . . .     292,912          289,403
                                                                       ---------        ---------

Stockholders' equity:
   Preferred stock, $.01 par value; authorized 5,000,000 shares,
      no shares issued and outstanding . . . . . . . . . . . . . . .          --               --
   Common stock, $.001 par value; authorized 40,000,000 shares, issued and outstanding 10,702,609 shares in 1997 and
      10,445,408 shares in 1996. . . . . . . . . . . . . . . . . . .          11               10
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . .     154,557          154,558
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . .     (42,340)         (29,734)
                                                                       ---------        ---------
         Total stockholders' equity. . . . . . . . . . . . . . . . .     112,228          124,834
                                                                       ---------        ---------
                                                                       $ 405,140        $ 414,237
                                                                       ---------        ---------
                                                                       ---------        ---------

      See accompanying notes to condensed consolidated financial statements

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)


                                                         THREE MONTHS ENDED
                                                     -------------------------
                                                     MARCH 31,        MARCH 31,
                                                       1997             1996
                                                     ---------        ---------
                                                    (Unaudited)      (Unaudited)

Revenue. . . . . . . . . . . . . . . . . . . . .     $   6,678        $   3,856
                                                     ---------        ---------
Operating expenses:
   Systems operations. . . . . . . . . . . . . .         3,695            2,301
   Selling, general and administrative . . . . .         3,815            1,427
   Depreciation and amortization . . . . . . . .         6,585            2,506
                                                     ---------        ---------
      Total operating expenses . . . . . . . . .        14,095            6,234
                                                     ---------        ---------
      Operating loss . . . . . . . . . . . . . .        (7,417)          (2,378)

Other income (expense):
   Interest income . . . . . . . . . . . . . . .         1,450              899
   Interest expense. . . . . . . . . . . . . . .        (7,996)          (3,023)
                                                     ---------        ---------
      Total other expense, net . . . . . . . . .        (6,546)          (2,124)
                                                     ---------        ---------
      Loss before income taxes . . . . . . . . .       (13,963)          (4,502)

Income tax benefit . . . . . . . . . . . . . . .         1,357            1,439
                                                     ---------        ---------
      Net loss . . . . . . . . . . . . . . . . .     $ (12,606)       $  (3,063)
                                                     ---------        ---------
                                                     ---------        ---------
Net loss per common share. . . . . . . . . . . .     $   (1.21)       $   (0.51)
                                                     ---------        ---------
                                                     ---------        ---------








     See accompanying notes to condensed consolidated financial statements

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                     THREE MONTHS ENDED
                                                                                    ---------------------
                                                                                    MARCH 31,   MARCH 31,
                                                                                       1997       1996
                                                                                    ---------   ---------
                                                                                   (Unaudited) (Unaudited)
Cash flows from operating activities:
   Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ (12,606)  $ (3,063)
   Adjustments to reconcile net loss to net cash provided by
      operating activities:
        Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .          6,585      2,506
        Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .         (1,357)    (1,439)
        Accretion on discount notes and amortization of debt issuance costs. .          7,250      2,873
        Non-cash interest expense on other long-term debt. . . . . . . . . . .            699        140
        Changes in assets and liabilities, net of effects of contributions:
          Subscriber receivables . . . . . . . . . . . . . . . . . . . . . . .             81        (79)
          Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . .           (116)      (233)
          Accounts payable, accrued expenses and other liabilities . . . . . .            263      1,737
                                                                                    ---------   ---------
            Net cash provided by operating activities. . . . . . . . . . . . .            799      2,442
                                                                                    ---------   ---------

Cash flows from investing activities:
   Purchases of plant and equipment. . . . . . . . . . . . . . . . . . . . . .         (1,737)      (905)
   Additions to license and leased license investment. . . . . . . . . . . . .         (1,669)       (16)
   Investment in assets held for sale. . . . . . . . . . . . . . . . . . . . .         (1,002)        --
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (175)       258
                                                                                    ---------   ---------
            Net cash used in investing activities. . . . . . . . . . . . . . .         (4,583)      (663)
                                                                                    ---------   ---------

Cash flows from financing activities:. . . . . . . . . . . . . . . . . . . . .
   Payments on notes payable . . . . . . . . . . . . . . . . . . . . . . . . .         (2,103)   (25,024)
   Proceeds from unit offering . . . . . . . . . . . . . . . . . . . . . . . .             --    229,484
   Debt issuance costs . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --     (9,703)
   Cash distributed pursuant to contributions. . . . . . . . . . . . . . . . .             --    (31,648)
                                                                                    ---------   ---------
            Net cash provided by (used in) financing activities. . . . . . . .         (2,103)   163,109
                                                                                    ---------   ---------

Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . .      $  (5,887) $ 164,888
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . .        113,072        184
                                                                                    ---------   ---------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . .      $ 107,185  $ 165,072
                                                                                    ---------   ---------
                                                                                    ---------   ---------

     See accompanying notes to condensed consolidated financial statements

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)


(1)  GENERAL
     (a)  DESCRIPTION OF BUSINESS
          CS Wireless Systems, Inc. and subsidiaries (the "Company" or "CS Wireless") develop, own and operate a network of wireless cable television systems providing subscription television services. The Company has a portfolio of wireless cable channel rights (or wireless spectrum) in various markets in the United States. As of March 31, 1997, the Company had systems in operation in ten markets. Systems in other markets are currently under construction and development by the Company. The Company is also exploring the use of a portion of its wireless spectrum for high-speed Internet access.

     (b)  BASIS OF PRESENTATION
          The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

          The accompanying unaudited condensed consolidated financial information for the period from January 1, 1996 through February 23, 1996 reflects the combined financial position and results of operations for the Company's wireless cable system serving the Cleveland, Ohio metropolitan area. The combined financial information for the period from January 1, 1996 through February 23, 1996 includes the accounts of the Company and certain assets of Atlantic Microsystems, Inc. For the period subsequent to February 23, 1996, the Company's consolidated financial statements include the results of operations of the entities and assets contributed to the Company on February 23, 1996 (see note 2).

     (c)  INTERIM FINANCIAL INFORMATION
          In the opinion of management, the accompanying unaudited condensed consolidated financial information of the Company contains all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the Company's financial position as of March 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. These results are not necessarily indicative of the results to be expected for the full fiscal year.

     (d)  COMMON SHARES OUTSTANDING AND NET LOSS PER COMMON SHARE
          Net loss per common share is based on the net loss applicable to the weighted average number of common shares outstanding of approximately 10,448,000 and 6,042,000 for the three month periods ended March 31, 1997 and 1996, respectively. For purposes of the accompanying condensed consolidated financial information, the Company has retroactively adjusted all references to the number of outstanding shares prior to February 23, 1996 to reflect the number of shares issued on February 23, 1996 (see note 2) related to the wireless cable television system in Cleveland, Ohio. Fully-diluted loss per common share is not presented as it would not materially differ from primary loss per common share.

 (2) COMPLETED TRANSACTIONS
          On February 23, 1996, CAI Wireless Systems, Inc. ("CAI") and Heartland Wireless Communications, Inc. ("Heartland") contributed to the Company (the "February 23, 1996 Contributions") certain wireless cable television assets comprising various markets in the United States. In connection with the February 23, 1996 Contributions, CAI and Heartland received approximately 5.4 million and 3.6 million shares, respectively, of the Company's newly-issued common stock. In addition, CAI received approximately $750,000 in cash and Heartland received approximately $30.9 million in cash, a nine-month note for $25 million (subsequently repaid) and a 10-year note for $15 million (the "Heartland Long-Term Note"). On November 8, 1996, the Company distributed an additional $5.0 million to Heartland as a part of the equity true-up per the provisions of the agreement governing the February 23, 1996 Contributions. On March 31, 1997, an additional 257,201 shares of common stock of the Company were issued to Heartland in satisfaction of certain post-closing adjustments.

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 1997
                                   (Unaudited)



     On October 11, 1996, the Company acquired all of the issued and outstanding common stock ("USA Common Stock") of USA Wireless Cable, Inc. ("USA") (the "USA Wireless Acquisition"). USA provided wireless cable service in certain Midwest markets, including but not limited to the Effingham, Kansas; Wellsville, Kansas; Radcliffe, Iowa; Scottsbluff, Nebraska; Kalispell, Montana; and Rochester, Minnesota markets (the "USA Markets"). At the effective time of the USA Wireless Acquisition, the outstanding shares of USA Common Stock were converted into rights to receive an aggregate $17.6 million of which approximately $6.3 million was paid in the form of CS Wireless common stock and approximately $11.3
million of indebtedness and payables assumed by the Company.   Approximately
$7.2 million of such indebtedness was paid upon consummation of the USA Wireless Acquisition, $800,000 attributed to assumed accounts payable was paid in the normal course of business and the remaining $3.4 million (including accrued interest payable) was off-set against a note receivable of $1.3 million, extended by the Company as part of the transaction, with the difference being paid in cash in February 1997. In connection with this acquisition, the Company also extended a note receivable to an affiliate of USA with a principal amount of $250,000 and an interest rate of 12%. This note receivable is due in August 1997.

(3)  PENDING TRANSACTIONS
          The Company has entered into an agreement dated as of November 6, 1996 with People's Choice TV Corp. ("PCTV"), pursuant to which the Company will exchange its Salt Lake City, Utah market for PCTV's Kansas City, Missouri market. The PCTV transaction is expected to close during the second quarter of 1997.

          The Company has agreed to sell to BellSouth (i) certain leases and licenses for wireless cable channel rights in the Atlanta (suburbs) markets and leases to four tower sites in such markets for approximately $7.3 million subject to adjustment, plus reimbursement of certain expenses and (ii) the BTA (as defined) license relating to Atlanta, Georgia for approximately $6.0 million, subject to adjustment. Accordingly, the carrying amount of the leases and licenses and the BTA license related to the Atlanta market of $13.2 million and certain purchased equipment in the amount of $2.5 million has been classified as assets held for sale in the accompanying condensed consolidated balance sheet. This transaction is expected to close during the second quarter of 1997.

          The Company has entered into a letter of intent with Heartland, pursuant to which Heartland will acquire the wireless cable operating system in Radcliffe, Iowa and wireless cable channel rights in Scottsbluff, Nebraska and Kalispell, Montana currently held by the Company for an aggregate of approximately $3.9 million. Accordingly, the carrying amount of such assets of $3.9 million has been classified as assets held for sale in the accompanying condensed consolidated balance sheet. The purchase price to be paid by Heartland for these assets will be paid by an equivalent reduction of the principal balance of the Heartland Long-Term Note. This transaction is expected to close during the second quarter of 1997.

 (4)  RECENT ACCOUNTING PRONOUNCEMENTS
          Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which superseded APB Opinion No. 15, "Earnings per Share," was issued in February 1997. SFAS 128 requires dual presentation of basic and diluted earning per share ("EPS") for complex capital structures on the face of the statements of operations. Basic EPS is computed by dividing income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS 128 is required to be adopted for year-end 1997; earlier application is not permitted. After adoption, all prior period data presented will be restated to conform with SFAS
128. The Company will present both EPS measures on the face of the statement of operations. The Company does not expect that basic and diluted EPS measured under SFAS 128 will be materially different from the presentation of primary and fully-diluted loss per common share measured under APB No. 15.

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 1997
                                   (Unaudited)



     Statement of Financial Accounting Standards No. 129 ("SFAS 129"), "Disclosure of Information about Capital Structure," was issued in February, 1997. The Company does not expect SFAS 129 to result in any substantive change in its disclosure.

(5) CONTINGENCIES
     The Company is a party to legal preceedings incidental to its business which, in the opinion of management, are not expected to have a material adverse effect on the Company's consolidated financial position, operating results or liquidity.

Part I - Financial Information
Item 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW. CS Wireless Systems, Inc. and subsidiaries (the "Company" or "CS Wireless") develop, own and operate a network of wireless cable television systems providing subscription television services. The Company has a portfolio of wireless cable channel rights (or wireless spectrum) in various markets in the United States. As of March 31, 1997, the Company had systems in operation in ten markets. Systems in other markets are currently under construction and development by the Company. The Company is also exploring the use of a portion of its wireless spectrum for high-speed Internet access.

STRATEGY.    The Company intends to conserve capital in anticipation of the expected availability of digital compression technology. This technology is expected to be available in 1997. The Company believes that the implementation of this technology, for subscription video and Internet access services, will increase its ability to attract and retain customers and implement its growth strategy, although there can be no assurance that it will be able to successfully compete with existing or new competitors. In addition, the Company will only develop its analog, subscription television customer base as local market conditions dictate.

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997
                  COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     With respect to the discussion of the results of operations, the results presented are comprised of financial information of the Company and ACS Ohio, Inc. ("ASC Ohio"). ACS Ohio owned and operated the wireless cable television system serving the Cleveland, Ohio metropolitan area. Financial information for the period January 1, 1996 through February 23, 1996 reflects the combined financial position and results of operations for the Company's wireless cable system serving the Cleveland, Ohio metropolitan area. The combined financial information for the period from January 1, 1996 through February 23, 1996 includes the accounts of the Company and certain assets of Atlantic Microsystems, Inc. For the period subsequent to February 23, 1996, the Company's consolidated financial statements include the results of operations of the entities and assets contributed to the Company on February 23, 1996 as part of the February 23, 1996 Contributions.

     Period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance due to the February 23, 1996 Contributions and the USA Wireless Acquisition.

REVENUE. The Company's revenue primarily consists of monthly fees paid by subscribers for basic programming, premium programming and equipment rental.
The Company's revenue was $6.7 million for the first quarter of 1997 compared to $3.9 million for the first quarter of 1996, an increase of 73.2%. The increase in revenue for the first quarter of 1997 was primarily due to average subscribers increasing to approximately 65,400 for the first quarter of 1997 compared to approximately 37,200 for the first quarter of 1996, an increase of 75.8%. The increase in subscriber levels is attributed to the February 23, 1996 Contributions and the USA Wireless Acquisition. The Company had ten systems in operation at March 31, 1997 compared to nine systems in operation at March 31, 1996, including eight markets relating to the February 23, 1996 Contributions.

SYSTEMS OPERATIONS. Systems operations primarily include programming costs, channel lease payments, transmitter site and tower rentals, and other costs of providing service. Programming costs (with the exception of minimum payments) and channel lease payments (with the exception of certain fixed payments) are variable expenses which generally increase as the number of subscribers increase. Systems operations expense was $3.7 million for the first quarter of
1997 compared to $2.3 million for the first quarter of 1996.   The increase in
systems operations expense from the first quarter of 1996 to the first quarter of 1997 is principally due to the increase in the subscriber base

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


brought about by the February 23, 1996 Contributions.   As a percentage of
revenue, systems operations expense was 55.3% for the first quarter of 1997 compared to 59.7% for the first quarter of 1996.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense ("SG&A") was $3.8 million for the first quarter of 1997 and $1.4 million for the first quarter of 1996. The increase in SG&A of $2.4 million is principally due to an increase in the Company's corporate and executive staff to support the Company's launch of digital video and Internet access services and costs attributed to the increase in the subscriber base brought about by the February 23, 1996 Contributions.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense includes depreciation of systems and equipment and amortization of licenses and leased license investment and goodwill. Depreciation and amortization expense was $6.6 million for the first quarter of 1997 compared to $2.5 million for the first quarter of 1996. The increase in depreciation and amortization expense is related to the additional plant and equipment contributed to the Company in connection with the February 23, 1996 Contributions.

OPERATING LOSS. The Company generated operating losses of $7.4 million for the first quarter of 1997 and $2.4 million for the first quarter of 1996. The increase in the company's operating loss was primarily due to increased SG&A expense and depreciation and amortization expense, partially offset by an increase in revenue. Consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") was a negative $832,000 for the first quarter of 1997 compared to a positive $128,000 for the first quarter of 1996. The decrease in EBITDA was principally due to increased SG&A brought about by the February 23, 1996 Contributions.

INTEREST INCOME. Interest income was $1.5 million for the first quarter of 1997 and $0.9 million for the first quarter of 1996. The Company consummated a private placement of $400.0 million of 11 3/8% Senior Discount Notes (the "Senior Discount Notes") on February 23, 1996, resulting in net proceeds of $163.1 million (net of debt issuance costs, payment on notes and distributions pursuant to the February 23, 1996 Contributions). The increase in interest income is due to the cash equivalents being invested for a longer period in 1997 compared to 1996, partially offset by a decrease in the average invested balance.

INTEREST EXPENSE. The Company incurred interest expense of $8.0 million during the first quarter of 1997 and $3.0 million during the first quarter of 1996. Interest expense during the first quarter of 1997 included non-cash interest and accretion of deferred debt issuance costs of $7.3 million related to the Senior Discount Notes and non-cash interest of $0.7 million relating to the Heartland Long-Term Note and the BTA auction payable. Interest expense during the first quarter of 1996 included non-cash interest and accretion of deferred debt issuance costs of $2.9 million related to the Senior Discount Notes and $0.1 million relating to the Heartland Long-Term Note.

INCOME TAX BENEFIT. The Company recognized income tax benefits related to the Company's losses before income taxes of $1.4 million for the first quarter of 1997 and $1.4 million for the first quarter of 1996. The Company recognized income tax benefits to the extent of future reversals of existing taxable temporary differences.

NET LOSS. The Company has recorded net losses since inception. The Company incurred net losses of $12.6 million, or $1.21 per share, during the first quarter of 1997 compared to $3.1 million, or $0.51 per share, during the first quarter of 1996. Although the Company's total revenue increased 73.2% from the first quarter of 1996 to the first quarter of 1997, due to increased SG&A, depreciation and amortization expense and interest expense, the Company's net losses have increased from the first quarter of 1996 to the first quarter of 1997.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)



LIQUIDITY AND CAPITAL RESOURCES
     Companies within the wireless cable industry require significant capital. Funds are required for the lease or acquisition of channel rights, the acquisition of wireless cable systems, the construction of system head-end and transmission equipment, start-up costs related to the commencement of operations and subscriber installation costs. The Company intends to finance its capital requirements through a combination of the issuance of debt and equity securities, the disposition of wireless cable systems that are inconsistent with the Company's business strategy, the incurrence of loans and the assumption of debt and other liabilities in connection with acquisitions. Each of the operating systems that has been contributed to the Company in connection with the February 23, 1996 Contributions has incurred operating losses since inception. The Company has incurred operating losses since inception and its cash flows from operating activities at the system level to date have been insufficient to cover operating expenses at the system level. The Company expects to incur operating and net losses for the foreseeable future due to the expenditures associated with its growth strategy.

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

     For 1997, the Company has budgeted approximately $58.0 million in capital expenditures, including approximately $32.0 million for subscriber installation costs, $10.0 million for digital head-end and transmission equipment and approximately $5.0 million for build-out of several markets to accommodate a new line of business, internet access. The buildout of the Dallas market is budgeted to cost $45.0 million in total. For 1998, the Company has budgeted approximately $120.0 million of additional capital expenditures. Based upon the Company's current operating plans, it believes that cash on hand will provide sufficient funds to meet its needs for at least the next 12 months.

     Capital expenditures in excess of available cash may be financed, in whole or in part, by the Company through debt or equity financings, subscriber equipment lease financings, joint ventures or other arrangements. In the event the Company is unable to arrange equity financing or place debt in amounts and on terms satisfactory to the Company and consistent with its budgeted financing requirements, the ability of the Company to develop and expand its operations and to satisfy its fixed obligations, including its debt service and principal payment obligations in respect of the Senior Discount Notes, would be materially, adversely affected. The ability of the Company to take any of the foregoing steps or enter into other significant transactions will likely require the unanimous approval of CAI and Heartland.

     Net cash provided by operating activities during the first quarter of 1997 was $800,000 versus $2.4 million during the first quarter of 1996. The decrease in cash provided by operating activities from the first quarter of 1996 to the first quarter of 1997 was primarily due to increased SG&A and, to a lesser extent, certain costs associated with the activities preparing for launch of the Dallas, Texas market.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)



     Net cash used in investing activities was $4.6 million during the first quarter of 1997 versus $0.7 million during the first quarter of 1996. Cash used in investing activities primarily relates to the acquisition and installation of subscriber receive-site equipment and the acquisition of certain wireless cable channel rights. The increase in cash used in investing activities in the first quarter of 1997 is primarily due to investments in licenses and leased license investment and assets held for sale, with no comparable amounts in the first quarter of 1996. Additionally, the acquisition and installation of subscriber equipment increased to $1.7 million in the first quarter of 1997 from $0.9 million in the first quarter of 1996 principally due to increased subscriber levels resulting from the February 23, 1996 Contributions.

     Net cash used in financing activities was $2.1 million during the first quarter of 1997 compared to cash provided by financing activities of $163.1
million during the first quarter of 1996.   Cash used in financing activities
during the first quarter of 1997 is attributed to the repayment of $2.1 million of indebtedness related to the USA Wireless Acquisition. Net cash provided by financing activities during the first quarter of 1996 primarily represents the net proceeds from the Company's sale of the Senior Discount Notes reduced by cash distributed pursuant to the February 23, 1996 Contributions and the repayment of a $25.0 million note to Heartland.


FUTURE OPERATING RESULTS; FORWARD LOOKING STATEMENTS
     The Company's future revenues and profitability are difficult to predict due to a variety of risks and uncertainties, including (i) business conditions and growth in the Company's existing markets, (ii) the costs and level of consumer acceptance associated with the launch of systems in new markets, (iii) the availability and performance of digital compression equipment, (iv) the Company's existing indebtedness and the need for additional financing to fund subscriber growth and system development, (v) government regulation, including FCC regulations, (vi) the Company's dependence on channel leases, (vii) the successful integration of potential future acquisitions and (viii) numerous competitive factors, including alternative methods of distributing and receiving video transmissions.

     The Company intends to conserve capital in anticipation of the expected availability of digital compression technology. This technology is expected to be available in 1997. The Company believes that the implementation of this technology will increase its ability to attract and retain customers and implement a growth strategy, although there can be no assurance that it will be able to successfully compete with existing or new competitors. In addition, the Company will only develop its analog customer base as local market conditions dictate.

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

     In addition to the matters noted above, certain other statements made in this report are forward looking. Such statements are based on an assessment of a variety of factors, contingencies and uncertainties deemed relevant by management, including technological changes, competitive products and services, management issues as well as those matters discussed specifically elsewhere herein. As a result, the actual results realized by the Company could differ materially from the statements made herein. Readers of this report are cautioned not to place undue reliance on the forward looking statements made in this report. A comprehensive listing of risk factors and a more detailed description of the Company's business are available in the Company's 1996 Annual Report on Form 10-K.

                           PART II.  OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

     As previously reported in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, the Company is involved in a dispute with San Antonio Wireless, Inc. ("SAW") over the Company's lease rights to eight ITFS channels for San Antonio. On February 12, 1997, SAW filed a lawsuit seeking injunctive relief against the Company. The Company believes the lawsuit is without merit and intends to defend it vigorously.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8 K

     (a)  Exhibits

          10.1 Employment Agreement dated as of April 2, 1997 between David Webb and CS Wireless Systems, Inc.
          10.2 Employment Agreement dated as of April 2, 1997 between Frank H. Hosea and CS Wireless Systems, Inc.
          10.3 Employment Agreement dated as of April 2, 1997 between Jeffrey A. Kupp and CS Wireless Systems, Inc.

          *27  Financial Data Schedule


------------------
*Filed herewith.

     (b)  Reports on Form 8 K

None

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  May 15, 1997                       CS WIRELESS SYSTEMS, INC.




                                           By:  /s/Jeffrey A. Kupp
                                               ----------------------------
                                           Jeffrey A. Kupp
                                           Senior Vice President-Finance
                                           and Chief Financial Officer
                                           (Principal Financial Officer)