Form 10-Q
period 1997-06-30
CS WIRELESS SYSTEMS INC
filed 1997-08-14
CIK 1011744

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549



                                      FORM 10-Q

                                     --------------

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1997
                              -------------------------------

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               ------------------       ------------------

                    Commission file number  333-20295
                                          ---------------------------


                          CS WIRELESS SYSTEMS, INC.
-----------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             DELAWARE                                23-2751747
-----------------------------------------------------------------------------
  (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
   Incorporation or Organization)

    200 CHISHOLM PLACE, SUITE 202, PLANO, TEXAS                      75075
-----------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)

Registrant's Telephone Number, Including Area Code     (972) 633-4000
                                                    --------------------------
                              N/A
-----------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.


     Indicate by check X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X           No
                                               -------------        ------------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                       Shares Outstanding
                  Class                               as of  August 14, 1997
                  ------                              ----------------------
     Common Stock, $.001 par value                         10,702,609

                          PART  I  -  FINANCIAL INFORMATION

ITEM 1.

                      CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
                           (In thousands, except share data)





                                                                   JUNE 30,   DECEMBER 31,
                                                                     1997         1996
                                                                ------------  ------------
                                         ASSETS
Current assets:
    Cash and cash equivalents. . . . . . . . . . . . .          $  102,844     $  113,072
    Subscriber receivables, net. . . . . . . . . . . .                 839          1,079
    Notes receivable . . . . . . . . . . . . . . . . .                 250          1,510
    Prepaid expenses and other . . . . . . . . . . . .                 737            689
                                                                ----------    ----------

        Total current assets . . . . . . . . . . . . .             104,670        116,350

Plant and equipment, net . . . . . . . . . . . . . . .              40,624         42,955
License and leased license investment, net . . . . . .             170,969        172,953
Goodwill, net. . . . . . . . . . . . . . . . . . . . .              50,108         52,011
Assets held for sale (Note 2). . . . . . . . . . . . .               4,609         19,366
Debt issuance costs and other assets, net. . . . . . .              12,651         10,602
                                                                ----------    -----------

                Total assets . . . . . . . . . . . . .          $  383,631     $  414,237
                                                                ----------    -----------
                                                                ----------    -----------

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses. . . . . . .            $  4,192       $  5,440
    Accounts payable to affiliates . . . . . . . . . .                 256          1,215
    Current portion of long-term debt. . . . . . . . .               2,207          3,194
    Current portion of BTA auction payable . . . . . .                 646            646
    Other current liabilities. . . . . . . . . . . . .                 624          1,043
                                                                ----------    -----------

        Total current liabilities. . . . . . . . . . .               7,925         11,538

Long-term debt, less current portion . . . . . . . . .             268,341        268,180
BTA auction payable, less current portion. . . . . . .               4,610          4,256
Deferred income taxes. . . . . . . . . . . . . . . . .               2,715          5,429
                                                                ----------    -----------

        Total liabilities. . . . . . . . . . . . . . .             283,591        289,403
                                                                ----------    -----------

Stockholders' equity:
   Preferred stock, $.01 par value; authorized 5,000,000 shares,
      no shares issued and outstanding . . . . . . . .                  --             --
   Common stock, $.001 par value; authorized 40,000,000 shares, issued and outstanding 10,702,609 shares in 1997 and
      10,445,408 shares in 1996. . . . . . . . . . . .                  11             10
   Additional paid-in capital. . . . . . . . . . . . .             154,557        154,558
   Treasury stock. . . . . . . . . . . . . . . . . . .                (40)             --
   Accumulated deficit . . . . . . . . . . . . . . . .            (54,488)       (29,734)
                                                                ----------    -----------

         Total stockholders' equity. . . . . . . . . .             100,040        124,834
                                                                ----------    -----------

         Total liabilities and stockholders' equity. .           $ 383,631      $ 414,237
                                                                ----------    -----------
                                                                ----------    -----------


See accompanying notes to unaudited condensed consolidated financial statements

                CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                     (In thousands, except share data)


                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                         JUNE 30,                       JUNE 30,
                                               --------------------------    -------------------------
                                                     1997           1996          1997         1996
                                               ----------      ----------    ----------     ----------

Revenue  . . . . . . . . . . . . . . . . . .     $  6,822       $  5,864      $  13,500       $  9,720
Operating expenses:
   Systems operations. . . . . . . . . . . .        3,657          3,363          7,352          5,664
   Selling, general and administrative . . .        3,959          4,320          7,774          5,747
   Depreciation and amortization . . . . . .        6,705          5,273         13,290          7,779
                                               ----------      ----------    ----------     ----------
      Total operating expenses . . . . . . .       14,321         12,956         28,416         19,190
                                               ----------      ----------    ----------     ----------
Operating loss . . . . . . . . . . . . . . .       (7,499)        (7,092)       (14,916)        (9,470)
                                               ----------      ----------    ----------     ----------
Other income (expense):
   Interest income . . . . . . . . . . . . .        1,432          2,078          2,882          2,977
   Interest expense. . . . . . . . . . . . .       (8,093)        (7,221)       (16,089)       (10,244)
   Other (Note 2). . . . . . . . . . . . . .          655             --            655             --
                                               ----------      ----------    ----------     ----------
      Total other expense, net . . . . . . .       (6,006)        (5,143)       (12,552)        (7,267)
                                               ----------      ----------    ----------     ----------
Loss before income taxes . . . . . . . . . .      (13,505)       (12,235)       (27,468)       (16,737)
Income tax benefit . . . . . . . . . . . . .        1,357          4,451          2,714          5,890
                                               ----------      ----------    ----------     ----------
Net loss . . . . . . . . . . . . . . . . . .   $  (12,148)     $  (7,784)    $  (24,754)    $  (10,847)
                                               ----------      ----------    ----------     ----------
                                               ----------      ----------    ----------     ----------
Net loss per common share. . . . . . . . . .   $    (1.14)     $   (0.77)    $    (2.34)    $    (1.34)
                                               ----------      ----------    ----------     ----------
                                               ----------      ----------    ----------     ----------



See accompanying notes to unaudited condensed consolidated financial statements

                CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                               (In thousands)


                                                                                              SIX MONTHS ENDED
                                                                                       ----------------------------
                                                                                           JUNE 30,       JUNE 30,
                                                                                             1997           1996
                                                                                       -------------   ------------

Cash flows from operating activities:
    Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  (24,754)    $  (10,847)
    Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
         Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . .         13,291          7,779
         Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,714)        (5,890)
         Accretion on discount notes and amortization of debt issuance costs. . . .         14,770          9,558
         Non-cash interest expense on other long-term debt. . . . . . . . . . . . .          1,256            653
         Gain on sale (Note 2). . . . . . . . . . . . . . . . . . . . . . . . . . .           (655)            --
         Changes in assets and liabilities, net of effects of contributions:
            Subscriber receivables. . . . . . . . . . . . . . . . . . . . . . . . .            240            232
            Prepaid expenses and other. . . . . . . . . . . . . . . . . . . . . . .           (126)            45
            Accounts payable, accrued expenses and other liabilities. . . . . . . .         (2,357)           458
                                                                                        -----------    -----------
        Net cash provided by (used in) operating activities. . . . . . . . . . . . .        (1,049)         1,988
                                                                                        -----------    -----------
 Cash flows from investing activities:
    Purchases of plant and equipment . . . . . . . . . . . . . . . . . . . . . . . .        (6,873)        (4,686)
    Additions to license and leased license investment . . . . . . . . . . . . . . .        (2,063)        (3,496)
    Investment in assets held for sale . . . . . . . . . . . . . . . . . . . . . . .          (943)           --
    Proceeds from sale of assets held for sale (Note 2). . . . . . . . . . . . . . .        16,350            --
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (220)           703
                                                                                         -----------   -----------
        Net cash provided by (used in) investing activities. . . . . . . . . . . . .         6,251         (7,479)
                                                                                        -----------    -----------
 Cash flows from financing activities:
    Payments on notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (15,403)       (25,161)
    Payment on capital leases and other. . . . . . . . . . . . . . . . . . . . . . .           (27)            --
    Proceeds from unit offering. . . . . . . . . . . . . . . . . . . . . . . . . . .             --       229,484
    Debt issuance costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --        (9,731)
    Cash distributed pursuant to contributions . . . . . . . . . . . . . . . . . . .             --       (31,648)
                                                                                        -----------    -----------
        Net cash provided by (used in) financing activities. . . . . . . . . . . . .       (15,430)       162,944
                                                                                        -----------    -----------

Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . .    $  (10,228)     $ 157,453
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . .       113,072            184
                                                                                         -----------    -----------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . . .    $  102,844      $  157,637
                                                                                        -----------    -----------
                                                                                        -----------    -----------


See accompanying notes to unaudited condensed consolidated financial statements

                      CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    June 30, 1997
                                     (Unaudited)


(1) GENERAL
    (a)  DESCRIPTION OF BUSINESS
         CS Wireless Systems, Inc. and its subsidiaries (the "Company" or "CS Wireless") develop, own and operate a network of wireless cable television systems providing subscription television services. The Company has a portfolio of wireless cable channel rights (or wireless spectrum) in various markets in the United States. As of June 30, 1997, the Company had systems in operation in ten markets. Systems in other markets are currently under construction and development by the Company. The Company also intends to use a portion of its wireless spectrum for high-speed Internet access.

    (b)  BASIS OF PRESENTATION
         The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The accompanying unaudited condensed consolidated financial information for the period from January 1, 1996 through February 23, 1996 reflects the combined financial position and results of operations for the Company's wireless cable system serving the Cleveland, Ohio metropolitan area, which includes the accounts of the Company and certain assets of an affiliated company, Atlantic Microsystems, Inc. For the period subsequent to February 23, 1996, the Company's consolidated financial statements include the results of operations of the entities and assets contributed to the Company on February 23, 1996 by CAI Wireless Systems, Inc. ("CAI") and Heartland Wireless Communications, Inc. ("Heartland") (the "February 23, 1996 Contributions").

    (c)  INTERIM FINANCIAL INFORMATION
         In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the Company's financial position as of June 30, 1997, and the results of operations and cash flows for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. These results are not necessarily indicative of the results to be expected for the full fiscal year.

    (d)  COMMON SHARES OUTSTANDING AND NET LOSS PER COMMON SHARE
         Net loss per common share is based on the net loss applicable to the weighted average number of common shares outstanding of approximately
10,703,000 and 19,400,000 for the three month periods ended June 30, 1997 and 1996, respectively and 10,575,000 and 17,376,000 in the six months periods ended June 30, 1997 and 1996. For purposes of the accompanying condensed consolidated financial information, the Company has retroactively adjusted all references to the number of outstanding shares prior to February 23, 1996 to reflect the number of shares issued to CAI on February 23, 1996 related to the wireless cable television system in Cleveland, Ohio. Shares issuable upon exercise of stock options are anti-dilutive and have been excluded from the calculation. Fully-diluted loss per common share is not presented as it would not materially differ from primary loss per common share.

(2) COMPLETED TRANSACTIONS
    On May 22, 1997 the Company sold to BellSouth, pursuant to the July 25,
1996 purchase agreement, (i) certain leases and licenses for wireless cable channel rights in Adairsville, Power Crossroads and Rutledge, Georgia (Atlanta Suburbs markets) and leases for four tower sites; (ii) the BTA license relating to Atlanta, Georgia and (iii) certain other assets and reimbursable expenses for approximately $16.4 million, resulting in a gain of approximately $0.7 million.

(3)  PENDING TRANSACTIONS
    The Company has entered into an agreement dated as of November 6, 1996 with People's Choice TV Corp. ("PCTV"), pursuant to which the Company will exchange its Salt Lake City, Utah market for PCTV's Kansas City, Missouri market. The PCTV transaction is expected to close during the third quarter of 1997.

                      CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                    June 30, 1997
                                     (Unaudited)


    The Company has entered into a letter of intent with Heartland, pursuant to which Heartland will acquire the wireless cable operating system in Radcliffe, Iowa and wireless cable channel rights in Scottsbluff, Nebraska and Kalispell, Montana currently held by the Company for an aggregate of approximately $3.9 million. Heartland is operating or maintaining each of these markets, as applicable, under a Management Agreement. Accordingly, the carrying amount of such assets of $3.9 million has been classified as assets held for sale in the accompanying condensed consolidated balance sheet. The purchase price to be paid by Heartland for these assets will be paid by a combination of cash and/or an equivalent reduction of the principal balance of the Heartland Long-Term Note ("Long Note") executed by the Company in connection with the February 23, 1996 Contributions. This transaction is expected to close during the third quarter of 1997.

(4)  HEARTLAND LONG-TERM NOTE
    Pursuant to its obligations under the Heartland Long Note, which includes the requirement that all of the net proceeds received by the Company from the sale of assets be applied against the Long Note, the Company made payments during the three months ended June 30, 1997 of approximately $13.3 million to Heartland. The $13.3 million represents a portion of the proceeds received from the sale of various assets to BellSouth (see Note 2 - Completed Transactions).

(5)  RECENT ACCOUNTING PRONOUNCEMENTS
    Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which superseded APB Opinion No. 15, "Earnings per Share," was issued in February 1997. SFAS 128 requires dual presentation of basic and diluted earning per share ("EPS") for complex capital structures on the face of the statements of operations. Basic EPS is computed by dividing income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS 128 is required to be adopted for year-end 1997; earlier application is not permitted. After adoption, all prior period data presented will be restated to conform with SFAS
128. The Company will present both EPS measures on the face of the statement of operations.

    Statement of Financial Accounting Standards No. 129 ("SFAS 129"), "Disclosure of Information about Capital Structure," was issued in February, 1997. The Company does not expect SFAS 129 to result in any substantive change in its disclosure.

                      CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                    June 30, 1997
                                     (Unaudited)


(6) CONTINGENCIES
    Effective June 17, 1997, the Company reached final settlement of all matters related to the previously announced termination of employment of Lowell Hussey, the Company's former President and Chief Executive Officer, including settlement of litigation commenced by Mr. Hussey. Information regarding such settlement was included in the Company's Form 8-K filed with the Securities and Exchange Commission on June 26, 1997.

    During the fourth quarter of 1996, the Company became aware of a dispute involving San Antonio Wireless, Inc. ("SAW") over the Company's lease rights to eight Instructional Television Fixed Services ("ITFS") channels for San Antonio. SAW is the putative lessee of channel capacity leases with two ITFS licensees and has asserted that predecessors of the Company were required to obtain SAW's consent to transfer sublease rights to the channel capacity to the Company. Therefore, SAW has asserted that the transfers of the lease rights to the Company were not valid. SAW has also alleged that the Company failed to make monthly lease payments on a timely basis, and that those failures consititued a material breach of the lease agreements. SAW has purported in writing to evict the Company from the channel leases. The Company's position has been that either SAW's consent was not required for the transfers, or that SAW was required to give its consent pursuant to the channel leases. The Company has also asserted that, to the extent it might have failed to make timely payments, such a failure or failures did not constitute a basis for SAW to terminate the Company's lease rights. If SAW pursues the enforcement of an eviction of the Company from the use of the eight ITFS channels, and is successful, the Company's inability to transmit on eight channels in the San Antonio market could have a material adverse effect on the Company's continued ability to offer subscribers in that market an attractive programming package. In addition, SAW may pursue monetary damages related to the Company's unwillingness to vacate the channels. SAW has filed a motion for summary judgment with respect to its claims; the Company will contest the motion.

    Although there can be no assurance of the final resolution of this matter, the Company believes that, based upon its current knowledge of the facts of the case, it has meritorious defenses to the claims made and intends to defend the suit vigorously, and the Company does not believe that the outcome of this lawsuit will have a material adverse effect on the Company's financial position, results of operations or cash flows.

    The Company is a party to legal preceedings incidental to its business which, in the opinion of management, are not expected to have a material adverse effect on the Company's consolidated financial position, operating results or liquidity.

(7) SUBSEQUENT EVENT
     The Company has entered into various agreements dated as of August 4, 1997 with TelQuest Satellite Services LLC ("TelQuest"), which was formed to provide digital video programming signals through its headend in the sky satellite service. The Company has entered into an Affiliation Agreement with TelQuest through which the Company will receive TelQuest's headend in the sky service as well as other services offered by TelQuest. The agreement has a 10 year term.

    The Company has also entered into an agreement to acquire a 25% ownership interest in TelQuest in consideration of an initial contribution of $2.5 million in cash (to be paid in quarterly installments beginning August 1997) and, through a lease, up to $2.5 million in equipment. TelQuest Satellite Services LLC's other members are TelQuest Communications, Inc. and CAI. Both CAI and TelQuest Communications, Inc. are affilaited organizations.

ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


OVERVIEW

    CS Wireless Systems, Inc. and its subsidiaries (the "Company" or "CS Wireless") develop, own and operate a network of wireless cable television systems providing subscription television services. The Company has a portfolio of wireless cable channel rights (or wireless spectrum) in various markets in the United States. As of June 30, 1997, the Company had systems in operation in ten markets. Systems in other markets are currently under construction and development by the Company. The Company also intends to use a portion of its wireless spectrum for high-speed Internet access.

RESULTS OF OPERATIONS

GENERAL. Period to period comparisons of financial results are not necessarily meaningful due to certain contributions to, and acquisition by, the Company and its predecessor, ACS Ohio, Inc. ("ASC Ohio"). ACS Ohio owned and operated the wireless cable television system serving the Cleveland, Ohio metropolitan area. ACS Ohio, its parent and various affiliates were acquired by CAI Wireless Systems, Inc. ("CAI") in September, 1995. CAI and Heartland Wireless Communications, Inc. ("Heartland") contributed to the Company on February 23, 1996 certain wireless cable television assets comprising various domestic markets ("February 23, 1996 Contributions"). Financial information for the period January 1, 1996 through February 23, 1996 reflects the combined financial position and results of operations for the Company's wireless cable system serving the Cleveland, Ohio metropolitan area, which includes the accounts of the Company and certain assets of an affiliated company, Atlantic Microsystems, Inc. For the period subsequent to February 23, 1996, the Company's consolidated financial statements include the results of operations of the entities and assets contributed to the Company as part of the February 23, 1996 Contributions. Additionally, on October 11, 1996 the Company acquired all of the issued and outstanding common stock of USA Wireless Cable, Inc. whereby the Company acquired certain assets in certain Midwest markets ("USA Wireless Acquisition").

REVENUE. The Company's revenue primarily consists of monthly fees paid by subscribers for basic programming, premium programming and equipment rental. The Company's revenue was $6.8 million for the second quarter of 1997 compared to $5.9 million for the second quarter of 1996, an increase of 15.3 %. Revenue for the six months ended June 30, 1997 was $13.5 million, compared to $9.7 million for the comparable prior year period, an increase of 39.2%. The increase in revenue for the second quarter of 1997 was primarily due to average subscribers increasing to approximately 65,800 for the second quarter of 1997 compared to approximately 57,200 for the second quarter of 1996, an increase of 15.0%. Average subscribers for the six months ended June 30, 1997 were approximately 65,900 compared to approximately 40,600 for the six months ended June 30, 1996, a 62.3% increase. The increase in subscriber levels is attributed to the February 23, 1996 Contributions and the USA Wireless Acquisition. The Company had ten systems in operation at June 30, 1997 compared to nine systems in operation at June 30, 1996, including eight markets relating to the February 23, 1996 Contributions.

SYSTEMS OPERATIONS. Systems operations primarily include programming costs, channel lease payments, transmitter site and tower rentals, and other costs of providing service. Programming costs (with the exception of minimum payments) and channel lease payments (with the exception of certain fixed payments) are variable expenses which generally increase as the number of subscribers increase. Systems operations expenses were $3.7 million and $7.4 million for the quarter and six months ended June 30, 1997 compared to $3.4 million and $5.7 million for the comparable prior year periods. The increase in systems operations expense for the periods presented is principally due to the increase in the subscriber base brought about by the February 23, 1996 Contributions. As a percentage of revenue, systems operations expense was 54% for the second quarter of 1997 compared to 57% for the comparable prior year period and 54% for the six months ended June 30, 1997 compared to 58% for the comparable prior year period.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS - (Continued)

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses ("SG&A") were $4.0 million and $7.8 million for the quarter and six months ended June 30, 1997, compared to $4.3 million and $5.7 million for the comparable prior year periods. The increase in SG&A for the six months ended June 30, 1997 versus the comparable prior year period is principally due to an increase in the subscriber base brought about by the February 23, 1996 Contributions. The decrease in SG&A during the quarter ended June 30, 1997 compared to the comparable prior year period is principally due to increased organizational efficiency coupled with a decrease in direct marketing costs and related commissions.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense includes depreciation of systems and equipment, amortization of licenses and leased license investment and amortization of goodwill. Depreciation and amortization expenses were $6.7 million and $13.3 million for the quarter and six months ended June 30, 1997, compared to $5.3 million and $7.8 million for the comparable prior year periods. The increase in depreciation and amortization expense is related to the additional plant and equipment and leased license investment contributed to the Company in connection with the February 23, 1996 Contributions.

OPERATING LOSS. The Company generated operating losses of $7.5 million and $14.9 million for the quarter and six months ended June 30, 1997 compared to $7.1 million and $9.5 million for the comparable prior year periods. The increase in the Company's operating loss during the periods presented is primarily due to increased SG&A expense and depreciation and amortization expense, partially offset by an increase in revenue. Consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") were a negative $0.8 million and a negative $1.6 million for the quarter and six months ended June 30, 1997, compared to a negative $1.8 million and $1.7 million for the comparable prior year periods. The increase in EBITDA during 1997 was principally due to the increased revenue attributed to the February 23, 1996 Contributions, partially off-set by the incremental operating costs.

INTEREST INCOME. Interest income was $1.4 million and $2.9 million for the quarter and six months ended June 30, 1997, compared to $2.1 million and $3.0 million for the comparable prior year periods. The Company consummated a private placement of $400.0 million of 11 3/8% Senior Discount Notes (the "Senior Discount Notes") on February 23, 1996, resulting in net proceeds of $162.9 million (net of debt issuance costs, payment on notes and distributions pursuant to the February 23, 1996 Contributions). The decrease in interest income is primarily due a decrease in the average invested balance, partially offset by cash equivalents being invested for a shorter period in 1996 compared to 1997.

INTEREST EXPENSE. The Company incurred interest expense of $8.1 million and $16.1 million for the quarter and six months ended June 30, 1997, compared to $7.2 million and $10.2 million for the comparable prior year periods. Interest expense during the quarter and six months ended June 30, 1997 included (i) non-cash interest and accretion of deferred debt issuance costs of $7.5 million and $14.8 million, respectively, related to the Senior Discount Notes and (ii) non-cash interest of $0.6 million and $1.3 million, respectively, relating to the Heartland Long-Term Note issued by the Company in connection with the February 23, 1996 Contributions and the BTA auction payable. Interest expense during the quarter ended and six months ended June 30, 1996 included non-cash interest and accretion of deferred debt issuance costs of $6.7 million and $9.6 million, respectively, related to the Senior Discount Notes and $0.5 million and $0.7 million, respectively, relating to the Heartland Long-Term Note.

INCOME TAX BENEFIT. The Company recognized income tax benefits related to the Company's losses before income taxes of $1.4 million and $2.7 million for the quarter and six months ended June 30, 1997, compared to $4.5 million and $5.9 million for the comparable prior year periods. The Company recognized income tax benefits to the extent of future reversals of existing taxable temporary differences.

NET LOSS. The Company has recorded net losses since inception. The Company incurred net losses of $12.1 million, or $1.14 per share, during the second quarter of 1997 compared to $7.8 million, or $0.77 per share, during the comparable prior year period and $24.8 million, or $2.34 per share, during the six months ended June 30, 1997,

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS - (Continued)


compared to $10.8 million, or $1.34 per share during the comparable prior year period. Although the Company's total revenue increased 15.1% and 38.9% during the second quarter of 1997 and the six months ended June 30,1997 respectively, the Company's net losses have increased due to increased SG&A, depreciation and amortization expense and interest expense.

LIQUIDITY AND CAPITAL RESOURCES
    Companies within the wireless cable industry require significant capital. Funds are required for the lease or acquisition of channel rights, the acquisition of wireless cable systems, the construction of system head-end and transmission equipment, subscriber equipment, the conversion of analog systems to digital technology, start-up costs related to the commencement of operations and subscriber acquisitions and installation costs. The Company intends to finance its capital requirements through a combination of cash on hand, the issuance of debt and equity securities, financing of equipment purchases, the disposition of wireless cable systems that are inconsistent with the Company's business strategy, the incurrence of loans and the assumption of debt and other liabilities in connection with acquisitions. There can be no assurance that the Company will be able to secure its capital requirements on terms and conditions satisfactory to the Company. Each of the operating systems that was contributed to the Company in connection with the February 23, 1996 Contributions has incurred operating losses since inception. The combined cash flow from operating activities of the Company's operating systems has to date been insufficient to cover the combined operating expenses of such systems. Accordingly, in the event the Company is unable to secure capital requirements on satisfactory terms and conditions, the ability of the Company to develop and expand operations and satisfy its indebtedness would be materially, adversely affected.

    The Company expects to launch its first digital video market in 1997 in Dallas, depending on the availability of digital equipment and the successful construction of the necessary infrastructure. In addition, the Company is evaluating its other markets to determine where and when to convert existing analog markets to digital or offer hybrid digital services in conjunction with existing or planned analog services. However, in the interim, the Company intends to minimize capital expenditures in its analog markets.

    The Company plans to launch its first high speed Internet access service this fall in Dallas, depending on the availability of equipment and the successful construction of the necessary infrastructure. The Company is also evaluating its other markets to determine where and when to offer high speed Internet access services.

    For 1997, the Company estimates total capital expenditures of approximately $30.0 million. Approximately $15.0 million of this amount relates to the launch of the digital video business in Dallas; however, this amount may vary significantly depending on actual subscriber growth rates and the potential use of equipment leases for the acquisition of certain capital equipment. Total capital expenditures budgeted for subscriber acquisition, equipment and installation costs are approximately $9.0 million.

    The key components of a new digital headend system are (1) the compression center, (2) the transmitter site and (3) repeater sites and microwave or other links, as necessary. The Company estimates that the launch of a new digital wireless cable system in a typical market will require capital expenditures for the compression center of approximately $1.3 million and approximately $1.3 million for the transmitter site, based on utilizing a headend in the sky service such as offered by TelQuest (see Note 7 to Condensed Consolidated Financial Statements). The capital expenditures associated with facilities vary significantly by market as do capital expenditures associated with microwave and other links. The capital associated with a typical repeater site is estimated at approximately
$800,000. In total, with a headend in the sky solution, a new digital system is estimated to cost approximately $3.3 million. The capital expenditures associated with acquiring and installing each digital subscriber are estimated at approximately $750, based on a one terminal configuration. Also, the capital expenditures required to modify an existing analog head-end to offer a hybrid digital service are estimated at $100,000, including the utilization of a headend in the sky service such as offered by TelQuest (see Note 7 to Condensed Consolidated Financial Statements).

    The Company's Dallas/Fort Worth system is ultimately expected to require two repeater sites and the construction of an additional transmitter site in Fort Worth, with the final configuration being roughly equivelant to two standalone systems. In total, the capital expenditures estimated for the buildout of the Dallas/Fort Worth market are $7.5 million, inclusive of the compression center, transmitter site costs, repeater sites, microwave links, building and towers and warehouse and lab equipment. Approximately
$6.0 million of the total headend cost is budgeted for 1997.

    The Company estimates total capital expenditures relating to the launch of its high speed Internet access business to be approximately $1.0 million in 1997, depending on actual subscriber growth rates. In addition, the Company estimates total capital expenditures at approximately $6.0 million in its analog markets. The remainder of the capital budget relates to strategic investments in items such as additional channel capacity.

    Net cash used in operating activities during the six months ended June 30, 1997 was $1.0 million versus cash provided by operating activities of $2.0 million during the comparable prior year period. The decrease in cash provided by operating activities was primarily due to timing of payments to vendors, increased SG&A and, to a lesser extent, certain costs associated with the activities preparing for the launch of digital video and high speed Internet access services in Dallas, Texas.

    Net cash provided by investing activities was $6.3 million during the six months ended June 30, 1997 compared to cash used in investing activities of $7.5 million during the comparable prior year period. Cash used in investing activities primarily relates to the acquisition and installation of subscriber receive-site equipment, the acquisition of certain wireless cable channel rights and the investments in assets held for sale. The increase in cash provided by investing activities in the six months ended June 30, 1997 is primarily due to the proceeds from the assets held for sale with no comparable amounts in the comparable prior year period.

    Net cash used in financing activities was $15.4 million during the six months ended June 30, 1997 compared to cash provided by financing activities
of $162.9 million during the comparable prior year period.   Cash used in
financing activities during the six months ended June 30, 1997 is primarily attributed to the repayment of $2.1 million of indebtedness related to the USA Wireless Acquisition and the repayment of $13.3 million of the Heartland Long-Term Note. Net cash provided by financing activities during the six months ended June 30, 1996 primarily represents the net proceeds from the Company's sale of the Senior Discount Notes reduced by cash distributed pursuant to the February 23, 1996 Contributions and the repayment of a $25.0 million note to Heartland.
                                       10

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS - (Continued)


FUTURE OPERATING RESULTS; FORWARD LOOKING STATEMENTS
    The Company's future revenues and profitability are difficult to predict due to a variety of risks and uncertainties, including (i) business conditions and growth in the Company's existing markets, (ii) the costs and level of consumer acceptance associated with the launch of systems in new markets, (iii) the availability and performance of digital compression equipment, (iv) the Company's existing indebtedness and the need for additional financing to fund subscriber growth and system development, (v) government regulation, including FCC regulations, and receipt of regulatory approvals for alternative uses of spectrum, (vi) the Company's dependence on channel leases, (vii) the successful integration of potential future acquisitions and (viii) numerous competitive factors, including alternative methods of distributing and receiving video transmissions.

    Because of the foregoing uncertainties affecting the Company's future operating results, past performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. In addition, the Company's participation in a highly dynamic industry often results in significant volatility in the price of the Company's Senior Discount Notes.

    In addition to the matters noted above, certain other statements made in this report are forward-looking. Such statements are based on an assessment of a variety of factors, contingencies and uncertainties deemed relevant by management, including technological changes, competitive products and services, management issues as well as those matters discussed specifically elsewhere herein. As a result, the actual results realized by the Company could differ materially from those described in any forward-looking statements made herein. Readers of this report are cautioned not to place undue reliance on the forward-looking statements made in this report. A comprehensive listing of risk factors and a more detailed description of the Company's business are available in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                             PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

    Effective June 17, 1997, the Company reached final settlement of all matters related to the previously announced termination of employment of Lowell Hussey, the Company's former President and Chief Executive Officer, including settlement of litigation commenced by Mr. Hussey. Information regarding such settlement was included in the Company's Form 8-K filed with the Securities and Exchange Commission on June 26, 1997.

    During the fourth quarter of 1996, the Company became aware of a dispute involving San Antonio Wireless, Inc. ("SAW") over the Company's lease rights to eight Instructional Television Fixed Services (ITFS) channels for San
Antonio. SAW is the putative lessee of channel capacity leases with two ITFS licensees and has asserted that predecessors of the Company were required to obtain SAW's consent to transfer sublease rights to the channel capacity to the Company. Therefore, SAW has asserted that the transfers of the lease rights to the Company were not valid. SAW has also alleged that the Company failed to make monthly lease payments on a timely basis, and that those failures constituted a material breach of the lease agreements. SAW has purported in writing to evict the Company from the channel leases. The Company's position has been that either SAW's consent was not required for the transfers, or that SAW was required to give its consent pursuant to the channel leases. The Company has also asserted that, to the extent it might have failed to make timely payments, such a failure or failures did not constitute a basis for SAW to terminate the Company's lease rights. If SAW pursues the enforcement of an eviction of the Company from the use of the eight ITFS channels, and is successful, the Company's inability to transmit on eight channels in the San Antonio market could have a material adverse effect on the Company's continued ability to offer subscribers in that market an attractive programming package. In addition, SAW may pursue monetary damages related to the Company's unwillingness to vacate the channels. SAW has filed a motion for summary judgment with respect to its claims; the Company will contest the motion.

    Although there can be no assurance of the final resolution of this matter, the Company believes that, based upon its current knowledge of the facts of the case, it has meritorious defenses to the claims made and intends to defend the suit vigorously, and the Company does not believe that the outcome of this lawsuit will have a material adverse effect on the Company's financial position, results of operations or cash flows.

    The Company is a party to legal proceedings incidental to its business which, in the opinion of management, are not expected to have a material adverse effect on the Company's consolidated financial position, operating results or liquidity.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 K

  (a)  Exhibits

       *27     Financial Data Schedule

  (b)  Reports on Form 8 K

       (1)     Report on Form 8-K filed June 26, 1997 with respect to Item 5.

       (2)     Report on Form 8-K filed August 12, 1997 with respect to Item 5.


-------------------
*Filed herewith.

                                      SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  August 14, 1997                   CS WIRELESS SYSTEMS, INC.




                                          By:  /s/Jeffrey A. Kupp
                                             --------------------------------
                                          Jeffrey A. Kupp
                                          Senior Vice President-Finance
                                          and Chief Financial Officer
                                          (Principal Financial Officer)