Form 10-Q
period 1997-09-30
CS WIRELESS SYSTEMS INC
filed 1997-11-14
CIK 1011744

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      ---------

                                      FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ---------------------

                      Commission file number  333-20295
                                              ---------

                           CS Wireless Systems, Inc.
-------------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

                Delaware                               23-2751747
-------------------------------------------------------------------------------
      (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
       Incorporation or Organization)

200 Chisholm Place, Suite 202, Plano, Texas               75075
-------------------------------------------------------------------------------
 (Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, Including Area Code     (972) 633-4000
                                                       --------------

                                        N/A
-------------------------------------------------------------------------------
   Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                      Report.

         Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  /X/    No  / /

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                     Shares Outstanding
                          Class                    as of November 14, 1997
                          -----                    -----------------------

               Common Stock, $.001 par value             10,700,506

                          PART  I  -  FINANCIAL INFORMATION

ITEM 1.

                      CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
                           (In thousands, except share data)

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                         1997           1996
                                                    -------------   ------------
               ASSETS

Current assets:
    Cash and cash equivalents. . . . . . . . . . . . . $ 83,453        $113,072
    Investment in restricted cash (Note 2) . . . . . .    5,030              --
    Subscriber receivables, net. . . . . . . . . . . .      817           1,079
    Notes receivable . . . . . . . . . . . . . . . . .       --           1,510
    Prepaid expenses and other . . . . . . . . . . . .      755             689
                                                       --------        --------
    Total current assets . . . . . . . . . . . . . . .   90,055         116,350

Plant and equipment, net . . . . . . . . . . . . . . .   42,837          42,955
License and leased license investment, net . . . . . .  169,222         172,953
Goodwill, net. . . . . . . . . . . . . . . . . . . . .   49,175          52,011
Assets held for sale (Note 2). . . . . . . . . . . . .    4,609          19,366
Investment in and loans to equity affiliates (Note 2).    8,932              --
Debt issuance costs and other assets, net. . . . . . .   10,924          10,602
                                                       --------        --------
    Total assets . . . . . . . . . . . . . . . . . . . $375,754        $414,237
                                                       --------        --------
                                                       --------        --------

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses. . . . . . . $  5,079        $  5,440
    Accounts payable to affiliates . . . . . . . . . .       29           1,215
    Current portion of long-term debt. . . . . . . . .      236           3,194
    Current portion of BTA auction payable . . . . . .    1,324             646
    Other current liabilities. . . . . . . . . . . . .    2,026           1,043
                                                       --------        --------
    Total current liabilities. . . . . . . . . . . . .    8,694          11,538

Long-term debt, less current portion . . . . . . . . .  275,876         268,180
BTA auction payable, less current portion. . . . . . .    3,882           4,256
Deferred income taxes. . . . . . . . . . . . . . . . .    1,357           5,429
                                                       --------        --------
    Total liabilities. . . . . . . . . . . . . . . . .  289,809         289,403
                                                       --------        --------
Stockholders' equity:
   Preferred stock, $.01 par value; authorized
     5,000,000 shares, no shares issued and
     outstanding . . . . . . . . . . . . . . . . . . .      --              --
   Common stock, $.001 par value; authorized
     40,000,000 shares,issued and outstanding
     10,700,506 shares in 1997 and 10,445,408 shares
     in 1996 . . . . . . . . . . . . . . . . . . . . .       11              10
   Additional paid-in capital. . . . . . . . . . . . .  154,557         154,558
   Treasury stock, at cost; 2,103 shares in 1997 . . .      (40)            --
   Accumulated deficit . . . . . . . . . . . . . . . .  (68,583)        (29,734)
                                                       --------        --------
    Total stockholders' equity . . . . . . . . . . . .   85,945         124,834
                                                       --------        --------
    Total liabilities and stockholders' equity . . . . $375,754        $414,237
                                                       --------        --------
                                                       --------        --------

See accompanying notes to unaudited condensed consolidated financial statements

               CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                        (In thousands, except share data)

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                               ------------------     -----------------
                                                  1997     1996         1997      1996
                                               ---------  -------     ---------  ------
Revenue  . . . . . . . . . . . . . . . . . .   $  6,746  $  6,274    $ 20,246   $ 15,994
Operating expenses:
   Systems operations. . . . . . . . . . . .      3,822     3,731      11,174      9,400
   Selling, general and administrative . . .      4,528     3,984      12,299      9,726
   Depreciation and amortization . . . . . .      6,976     6,074      20,266     13,853
                                               --------- ---------   ---------  ---------
      Total operating expenses . . . . . . .     15,326    13,784      43,739     32,979
                                               --------- ---------   ---------  ---------
Operating loss . . . . . . . . . . . . . . .     (8,580)   (7,515)    (23,493)   (16,985)
                                               --------- ---------   ---------  ---------
Other income (expense):
   Interest income . . . . . . . . . . . . .      1,379     1,929       4,261      4,907
   Interest expense. . . . . . . . . . . . .     (7,863)   (7,245)    (23,952)   (17,490)
   Equity in losses of affiliates. . . . . .       (385)       --        (385)        --
   Other (Note 2). . . . . . . . . . . . . .         (7)       --         648         --
                                               --------- ---------   ---------  ---------
      Total other expense, net . . . . . . .     (6,876)   (5,316)    (19,428)   (12,583)
                                               --------- ---------   ---------  ---------
Loss before income taxes . . . . . . . . . .    (15,456)  (12,831)    (42,921)   (29,568)
Income tax benefit . . . . . . . . . . . . .      1,358     4,345       4,072     10,234
                                               --------- ---------   ---------  ---------
Net loss . . . . . . . . . . . . . . . . . .   $(14,098) $ (8,486)   $(38,849)  $(19,334)
                                               --------- ---------   ---------  ---------
                                               --------- ---------   ---------  ---------

Net loss per common share. . . . . . . . . .   $  (1.32) $  (0.84)   $  (3.66)  $  (2.21)
                                               --------- ---------   ---------  ---------
                                               --------- ---------   ---------  ---------

              See accompanying notes to unaudited condensed
                      consolidated financial statements

                  CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                NINE MONTHS ENDED
                                                           ----------------------------
                                                           SEPTEMBER 30,  SEPTEMBER 30,
                                                               1997          1996
                                                           -------------  -------------
Cash flows from operating activities:
    Net loss . . . . . . . . . . . . . . . . . . . . . . .   $(38,849)     $(19,334)
    Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation and amortization . . . . . . . . . . .      20,266       13,853
       Deferred income taxes . . . . . . . . . . . . . . .     (4,072)      (10,234)
       Accretion on discount notes and amortization of
        debt issuance costs. . . . . . . . . . . . . . . .     22,444        16,390
       Non-cash interest expense on other long-term debt .      1,402         1,036
       Gain on sale. . . . . . . . . . . . . . . . . . . .       (648)           --
       Equity in losses of affiliates. . . . . . . . . . .        385            --
       Changes in assets and liabilities, net of effects
        of contributions:
          Subscriber receivables. . . . . . . . . . . . .         273           (58)
          Prepaid expenses and other. . . . . . . . . . .        (144)         (122)
          Accounts payable, accrued expenses and other
           liabilities. . . . . . . . . . . . . . . . . .      (1,630)          386
                                                             ---------     ---------
          Net cash provided by (used in) operating
           activities . . . . . . . . . . . . . . . . . .        (573)        1,917
                                                             ---------     ---------
Cash flows from investing activities:
    Purchases of plant and equipment . . . . . . . . . . .    (12,796)       (9,817)
    Additions to license and leased license investment . .     (2,727)      (11,230)
    Investment in assets held for sale . . . . . . . . . .       (943)           --
    Proceeds from sale of assets . . . . . . . . . . . . .     16,350            --
    Investment in restricted cash. . . . . . . . . . . . .     (5,030)           --
    Investment in equity affiliates. . . . . . . . . . . .     (5,899)           --
    Other. . . . . . . . . . . . . . . . . . . . . . . . .       (540)         (515)
                                                             ---------     ---------
          Net cash used in investing activities. . . . . .    (11,585)      (21,562)
                                                             ---------     ---------
Cash flows from financing activities:
    Payments on notes payable. . . . . . . . . . . . . . .    (17,377)      (30,739)
    Payment on capital leases and other. . . . . . . . . .        (84)           --
    Proceeds from unit offering. . . . . . . . . . . . . .         --       229,484
    Debt issuance costs. . . . . . . . . . . . . . . . . .         --       (10,792)
    Cash distributed pursuant to contributions . . . . . .         --       (31,648)
                                                             ---------     ---------
          Net cash provided by (used in) financing
           activities. . . . . . . . . . . . . . . . . . .    (17,461)      156,305
                                                             ---------     ---------
Net increase (decrease) in cash and cash equivalents . . .   $(29,619)     $136,660
Cash and cash equivalents at beginning of period . . . . .    113,072           184
                                                             ---------     ---------
Cash and cash equivalents at end of period . . . . . . . .   $ 83,453      $136,844
                                                             ---------     ---------
                                                             ---------     ---------

               See accompanying notes to unaudited condensed
                     consolidated financial statements

                      CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  September 30, 1997
                                     (Unaudited)

(1) GENERAL
    (a)  DESCRIPTION OF BUSINESS
         CS Wireless Systems, Inc. and its subsidiaries (the "Company" or "CS Wireless") develop, own and operate a network of wireless cable television systems providing subscription television services. The Company has a portfolio of wireless cable channel rights (or wireless spectrum) in various markets in the United States. As of September 30, 1997, the Company had systems in operation in ten markets. Systems in other markets are currently under construction and development by the Company. The Company also intends to use a portion of its wireless spectrum for high-speed Internet access.

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

    (c)  INTERIM FINANCIAL INFORMATION
         In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the Company's financial position as of September 30, 1997, and the results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. These results are not necessarily indicative of the results to be expected for the full fiscal year.

    (d)  COMMON SHARES OUTSTANDING AND NET LOSS PER COMMON SHARE
         Net loss per common share is based on the net loss applicable to the weighted average number of common shares outstanding of approximately 10,700,506 and 10,110,000 for the three month periods ended September 30, 1997 and 1996, respectively and 10,618,451 and 8,758,882 in the nine months periods ended September 30, 1997 and 1996. For purposes of the accompanying condensed consolidated financial information, the Company has retroactively adjusted all references to the number of outstanding shares prior to February 23, 1996 to reflect the number of shares issued to CAI on February 23, 1996 related to the wireless cable television system in Cleveland, Ohio. Shares issuable upon exercise of stock options are anti-dilutive and have been excluded from the calculation. Fully-diluted loss per common share is not presented as it would not materially differ from primary loss per common share.

(2) COMPLETED TRANSACTIONS
    On May 22, 1997 the Company sold to BellSouth Corporation, pursuant to the July 25, 1996 purchase agreement, (i) certain leases and licenses for wireless cable channel rights in Adairsville, Power Crossroads and Rutledge, Georgia (Atlanta Suburbs markets) and leases for four tower sites; (ii) the BTA license relating to Atlanta, Georgia and (iii) certain other assets and reimbursable expenses for approximately $16.4 million, resulting in a gain of approximately $0.7 million.

    On August 4, 1997 the Company acquired a 25% ownership interest in TelQuest Satellite Services LLC ("TelQuest"), for consideration of an initial contribution of $2.5 million in cash (payable in quarterly installments beginning August 1997) and, through a lease, up to $2.5 million in equipment. At September 30, 1997 the Company's recorded investment in TelQuest was $4.2 million. TelQuest was formed to provide digital video programming signals through its headend in the sky satellite service. The Company has entered into a ten-year

                      CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                September 30, 1997
                                   (Unaudited)

Affiliation Agreement with TelQuest through which the Company will receive TelQuest's headend in the sky service as well as other services offered by TelQuest. TelQuest Satellite Services LLC's other members are TelQuest Communications, Inc. and CAI. Both CAI and TelQuest Communications, Inc. are affiliated entities.

    On September 3, 1997, pursuant to an agreement dated as of November 6, 1996, the Company consummated an exchange with Peoples Choice TV Corp. of wireless cable channel rights and related assets in Salt Lake City, Utah for wireless cable channel rights and related assets in Kansas City, Missouri.

    On September 29, 1997, the Company acquired 39% of the voting common stock of Television Interactiva del Norte, S.A. de C.V. ("Telinor") from Heartland for cash proceeds of $915,000 and assumption of a cash call obligation in the amount of $145,000. The Company also purchased from Heartland two unsecured promissory notes payable by Telinor for $2.56 million, including accrued interest. The two notes were immediately restructured into one unsecured note accruing interest at 12% and maturing on September 21, 2002. Additionally, the Company consummated another transaction with the principal stockholders of Telinor whereby the Company purchased 49% of the voting stock of Television Inalambrica, S.A. de C.V. ("Television") for cash in the amount of $1.0 million and committed to
(i) loan Television up to the sum of $5.4 million in cash or (ii) finance an equivalent amount in sales of the Company's equipment to Television. The funds committed have been deposited into escrow pending disbursement or reduction of the required escrow amount through equipment sales to Television. As of September 30, 1997 approximately $5.0 million is held in escrow pursuant to this agreement. As of September 30, 1997, the Company's recorded Investment in Telinor and Television was $2.2 million. Telinor and Television were formed to develop wireless cable television systems providing subscription television services in Mexico.

(3)  PENDING TRANSACTIONS
    The Company has entered into a letter of intent with Heartland, pursuant to which Heartland will acquire the Company's wireless cable operating system in Radcliffe, Iowa and wireless cable channel rights in Scottsbluff, Nebraska and Kalispell, Montana for an aggregate of approximately $3.9 million. Heartland is operating or maintaining each of these markets, as applicable, under a Management Agreement. Accordingly, the carrying amount of such assets of $3.9 million has been classified as assets held for sale in the accompanying condensed consolidated balance sheet.

(4)  RECENT ACCOUNTING PRONOUNCEMENTS
    Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which superseded APB Opinion No. 15, "Earnings per Share," was issued in February 1997. SFAS 128 requires dual presentation of basic and diluted earning per share ("EPS") for complex capital structures on the face of the statements of operations. Basic EPS is computed by dividing income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS 128 is required to be adopted for year-end 1997; earlier application is not permitted. Due to the Company's net losses, the loss per share amounts included in the accompanying statements of operations would not differ from the basic or the dilutive loss per share amounts calculated under SFAS 128.

 (5) CONTINGENCIES
    The Company is a party to legal proceedings incidental to its business.
A discussion of certain of these legal proceedings is contained in Part II,
Item 1 "Legal Proceedings" of this Form 10-Q. The Company believes that the ultimate resolution of the legal proceedings will not have a material adverse effect on the Company's consolidated financial position, operating results or liquidity.

ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

OVERVIEW

    CS Wireless Systems, Inc. and its subsidiaries (the "Company" or "CS Wireless") develop, own and operate a network of wireless cable television systems providing subscription television services. The Company has a portfolio of wireless cable channel rights (or wireless spectrum) in various markets in the United States. As of September 30, 1997, the Company had systems in operation in ten markets. Systems in other markets are currently under construction and development by the Company. The Company also intends to use a portion of its wireless spectrum for high-speed Internet access.

RESULTS OF OPERATIONS

GENERAL. Period to period comparisons of financial results are not necessarily meaningful due to certain contributions to, and acquisition by, the Company and its predecessor, ACS Ohio, Inc. ("ASC Ohio"). ACS Ohio owned and operated the wireless cable television system serving the Cleveland, Ohio metropolitan area. ACS Ohio, its parent and various affiliates were acquired by CAI Wireless Systems, Inc. ("CAI") in September, 1995. CAI and Heartland Wireless Communications, Inc., ("HWC") contributed to the Company on February 23, 1996, certain wireless cable television assets comprising various domestic markets (the "February 23, 1996 Contributions"). Financial information for the period January 1, 1996 through February 23, 1996 reflects the combined financial position and results of operations for the Company's wireless cable system serving the Cleveland, Ohio metropolitan area, which includes the accounts of the Company and certain assets of an affiliated company, Atlantic Microsystems, Inc. For the period subsequent to February 23, 1996, the Company's consolidated financial statements include the results of operations of the entities and assets contributed to the Company as part of the February 23, 1996 Contributions. Additionally, on October 11, 1996 the Company acquired all of the issued and outstanding common stock of USA Wireless Cable, Inc. whereby the Company acquired certain assets in certain Midwest markets ("USA Wireless Acquisition").

REVENUE. The Company's revenue primarily consists of monthly fees paid by subscribers for basic programming, premium programming and equipment rental. The Company's revenue was $6.7 million for the third quarter of 1997 compared to $6.3 million for the third quarter of 1996, an increase of 7.5%. Revenue for the nine months ended September 30, 1997 was $20.2 million, compared to $16.0 million for the comparable prior year period, an increase of 26.6%.
The increase in revenue for the periods presented is primarily due to average subscribers increasing to approximately 65,425 for the third quarter of 1997 compared to approximately 59,390 for the prior year period, an increase of 10.2% and approximately 65,520 for the nine months ended September 30, 1997 compared to approximately 51,150 for the prior year period, a 28.1% increase. The increase in subscriber levels is attributed to the February 23, 1996 Contributions and the USA Wireless Acquisition. The Company had ten systems in operation at September 30, 1997 compared to nine systems in operation at September 30, 1996, including eight markets relating to the February 23, 1996 Contributions. The increase in revenue attributed to subscriber growth was partially offset by a decrease in average recurring revenue per subscriber to approximately $33.63 and $33.56 for the quarter and nine months ended September 30, 1997 from approximately $34.68 and $34.27 for the comparable prior year periods.

SYSTEMS OPERATIONS. Systems operations primarily include programming costs, channel lease payments, transmitter site and tower rentals, and other costs of providing service. Programming costs (with the exception of minimum payments) and channel lease payments (with the exception of certain fixed payments) are variable expenses which generally increase as the number of subscribers increase. Systems operations expenses were $3.8 million and $11.2 million for the quarter and nine months ended September 30, 1997 compared to $3.7 million and $9.4 million for the prior year periods. The increase in systems operations expense for the third quarter of 1997 compared to the third quarter of 1996 is principally due to the increase in subscribers brought about by the USA Wireless Acquisition. The increase in systems operations expense for the nine months ended September 30, 1997 compared to the prior year period is primarily due to the increase in the subscriber base brought about by the February 23, 1996 Contributions and the USA Wireless Acquisition.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS-(Continued)

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses ("SG&A") were $4.5 million and $12.3 million for the quarter and nine months ended September 30, 1997, compared to $4.0 million and $9.7 million for the comparable prior year periods. The increase in SG&A for the third quarter of 1997 compared to the prior year period is attributed to the increase in the subscriber base brought about by the USA Wireless Acquisition. The increase in SG&A for the nine months ended September 30, 1997 compared to the prior year period is principally due to an increase in the subscriber base brought about by the February 23, 1996 Contributions and the USA Wireless Acquisition, and to a lesser extent, certain costs associated with the activities preparing for the launch of digital video and high speed Internet access services in Dallas, Texas.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense includes depreciation of systems and equipment, amortization of licenses and leased license investment and goodwill. Depreciation and amortization expenses were $7.0 million and $20.3 million for the quarter and nine months ended September 30, 1997, compared to $6.1 million and $13.9 million for the prior year periods. The increase in depreciation and amortization expense during the periods presented is attributed to capital expenditures and to the additional plant and equipment, subscriber equipment, and leased license investment contributed to the Company in connection with the February 23, 1996 Contributions and the USA Wireless Acquisition.

OPERATING LOSS. The Company generated operating losses of $8.6 million and $23.5 million for the quarter and nine months ended September 30, 1997 compared to $7.5 million and $17.0 million for the comparable prior year periods. Consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") were a negative $1.6 million and a negative $3.2 million for the quarter and nine months ended September 30, 1997, compared to a negative $1.4 million and $3.1 million for the prior year periods. The increase in the Company's operating loss and decrease in EBITDA during the periods presented is primarily due to incremental net operating costs associated with the February 23, 1996 Contributions and the USA Wireless Acquisition.

INTEREST INCOME. Interest income was $1.4 million and $4.3 million for the quarter and nine months ended September 30, 1997, compared to $1.9 million and $4.9 million for the comparable prior year periods. The Company consummated a private placement of $400.0 million of 11 3/8% Senior Discount Notes (the "Senior Discount Notes") on February 23, 1996, resulting in net proceeds of $162.9 million (net of debt issuance costs, payment on notes and distributions pursuant to the February 23, 1996 Contributions). The decrease in interest income is primarily due a decrease in the average invested balance, partially offset by cash equivalents being invested for a shorter period in 1996 compared to 1997.

INTEREST EXPENSE. The Company incurred interest expense of $7.9 million and $24.0 million for the quarter and nine months ended September 30, 1997, compared to $7.2 million and $17.5 million for the comparable prior year periods. Interest expense during the quarter and nine months ended September 30, 1997 included (i) non-cash interest and accretion of deferred debt issuance costs of $7.6 million and $22.4 million, respectively, related to the Senior Discount Notes and (ii) non-cash interest of $.2 million and $1.5 million, respectively, relating to the Heartland Long-Term Note ("Long Note") issued by the Company in connection with the February 23, 1996 Contributions and the BTA auction payable. Interest expense during the quarter ended and nine months ended September 30, 1996 included non-cash interest and accretion of deferred debt issuance costs of $6.8 million and $17.5 million, respectively, related to the Senior Discount Notes and $.04 million and $.08 million, respectively, primarily relating to the Heartland Long Note.

    INCOME TAX BENEFIT. The Company recognized income tax benefits related to the Company's losses before income taxes of $1.4 million and $4.1 million for the quarter and nine months ended September 30, 1997, compared to $4.3 million and $10.2 million for the comparable prior year periods. The Company recognized income tax benefits to the extent of future expected reversals of existing taxable temporary differences.

NET LOSS. The Company has recorded net losses since inception. The Company incurred net losses of $14.1 million, or $1.32 per share, during the third quarter of 1997 compared to $8.5 million, or $0.84 per share, during the prior year period and $38.8 million, or $3.66 per share, during the nine months ended September 30, 1997, compared to $19.3 million, or $2.21 per share during the prior year period. Although the Company's total revenue increased 7.5% and 26.6% during the third quarter of 1997 and the nine months ended

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS-(Continued)

September 30, 1997 respectively, the Company's net losses have increased due to increased SG&A, system operations, depreciation and amortization and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

    Companies within the wireless cable industry require significant capital. Funds are required for the lease or acquisition of channel rights, the acquisition of wireless cable systems, the construction of system head-end and transmission equipment, subscriber equipment, the conversion of analog systems to digital technology, start-up costs related to the commencement of operations and subscriber acquisitions and installation costs. The Company intends to finance its capital requirements through a combination of cash on hand, the issuance of debt and equity securities, financing of equipment purchases, the disposition of wireless cable systems that are inconsistent with the Company's business strategy, the incurrence of loans and the assumption of debt and other liabilities in connection with acquisitions. There can be no assurance that the Company will be able to secure its capital requirements on terms and conditions satisfactory to the Company. Each of the operating systems that was contributed to the Company in connection with the February 23, 1996 Contributions has incurred operating losses since inception. The combined cash flow from operating activities of the Company's operating systems has to date been insufficient to cover the combined operating expenses of such systems. Accordingly, in the event the Company is unable to secure capital requirements on satisfactory terms and conditions, the ability of the Company to develop and expand operations and satisfy its indebtedness would be materially adversely affected.

    The Company expects to launch its first digital video market in the fourth quarter of 1997 in Dallas, depending on the availability of digital equipment and the successful construction of the necessary infrastructure.
In addition, the Company is evaluating its other markets to determine where and when to convert existing analog markets to digital or offer hybrid digital services in conjunction with existing or planned analog services. However, in the interim, the Company intends to minimize capital expenditures in its analog markets.

    The Company plans to launch its first high speed Internet access service in the fourth quarter of 1997 in Dallas, depending on the availability of equipment and the successful construction of the necessary infrastructure. The Company is also evaluating its other markets to determine where and when to offer high speed Internet access services.

    For 1997, the Company estimates capital expenditures and investment in and loans to equity affiliates of approximately $25.0 million and $12.0 million, respectively. Through September 30, 1997, such expenditures and investments have totaled $16.4 million and $10.9 million, respectively. Approximately $10.0 and $1.0 million of estimated capital expenditures relates to the launch of the digital video business and high speed Internet access service in Dallas; however, these amount may vary significantly depending on actual subscriber growth rates and the potential use of equipment leases for the acquisition of certain capital equipment. In addition, the Company estimates total capital expenditures of approximately $6.0 million in its analog markets. The remainder of the capital budget relates to strategic investments in items such as channel capacity.

    The key components of a new digital headend system are (1) the compression center (2) the transmitter site and (3) repeater sites and microwave or other links, as necessary. The Company estimates that the launch of a new digital wireless cable system in a typical market will require capital expenditures for the compression center of approximately $1.3 million and approximately $1.3 million for the transmitter site, based on utilizing a headend in the sky service such as offered by TelQuest Satellite Services, LLC ("Telquest") (see Note 2 to Condensed Consolidated Financial Statements). The capital expenditures associated with facilities vary significantly by market as do capital expenditures associated with microwave and other links. The capital associated with a typical repeater site is estimated at approximately $800,000. In total, with a headend in the sky solution, a new digital system is estimated to cost approximately $3.3 million. The capital expenditures associated with acquiring and installing each digital subscriber are estimated at approximately $750, based on a one terminal configuration. Also, the capital expenditures required to modify an existing analog head-end to offer a hybrid digital service are estimated at $100,000, including the utilization of a headend in the sky service such as that offered by TelQuest (see Note 2 to Condensed Consolidated Financial Statements).

    The Company's Dallas/Fort Worth system is ultimately expected to require two repeater sites and the construction of an additional transmitter site in Fort Worth, with the final configuration being roughly equivalent to

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS-(Continued)

two stand alone systems. In total, the capital expenditures estimated for the buildout of the Dallas/Fort Worth market are $7.5 million, inclusive of the compression center, transmitter site costs, repeater sites, microwave links, building and towers and warehouse and lab equipment. Approximately $6.0 million of the total headend cost is budgeted for 1997.

    The anticipated investments in equity affiliates for the remainder of 1997 include $1.0 million with respect to TelQuest and $145,000 with respect to Television del Norte, S.A. de C.V. and Television Inolombrica, S.A. de C.V. ("Television") (see Note 2 to Condensed Consolidated Financial Information). Funds committed to Television pursuant to a commitment to loan up to $5.4 million may be released from time to time as the Company finances purchases by Television of equipment redeployed from the Company's domestic markets in conjunction with system conversions from analog to digital.

    Net cash used in operating activities during the nine months ended September 30, 1997 was $.6 million versus cash provided by operating activities of $1.9 million during the comparable prior year period. The decrease in cash provided by operating activities was primarily due to timing of payments to vendors, increased SG&A and system operating expense, and to a lesser extent, certain costs associated with the activities preparing for the launch of digital video and high speed Internet access services in Dallas, Texas.

    Net cash used in investing activities was $11.6 million during the nine months ended September 30, 1997 compared to cash used in investing activities of $21.6 million during the comparable prior year period. Cash used in investing activities primarily relates to the acquisition and installation of subscriber receive-site equipment, the acquisition of certain wireless cable channel rights, the investments in assets held for sale and the investment in equity affiliates. The decrease in cash used in investing activities in the nine months ended September 30, 1997 is primarily due to the proceeds from the assets held for sale partially off-set by the investment in equity affiliates and restricted cash with no comparable amounts in the corresponding prior year period.

    Net cash used in financing activities was $17.5 million during the nine months ended September 30, 1997 compared to cash provided by financing activities of $156.3 million during the comparable prior year period. Cash used in financing activities during the nine months ended September 30, 1997 is primarily attributed to the repayment of $2.1 million of indebtedness related to the USA Wireless Acquisition and the repayment of $15.3 million of the Heartland Long-Term Note. Net cash provided by financing activities during the nine months ended September 30, 1996 primarily represents the net proceeds from the Company's sale of the Senior Discount Notes reduced by cash distributed pursuant to the February 23, 1996 Contributions and the repayment of a $25.0 million note to Heartland.

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS-(Continued)

cautioned not to place undue reliance on the forward-looking statements made in this report. A comprehensive listing of risk factors and a more detailed description of the Company's business are available in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                             PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    During the fourth quarter of 1996, the Company became aware of a dispute involving San Antonio Wireless, Inc. ("SAW") over the Company's lease rights to eight Instructional Television Fixed Services ("ITFS") channels for San Antonio. SAW is the putative lessee of channel capacity leases with two ITFS licensees and has asserted that predecessors of the Company were required to obtain SAW's consent to transfer sublease rights to the channel capacity to the Company. Therefore, SAW has asserted that the transfers of the lease rights to the Company were not valid. SAW has also alleged that the Company failed to make monthly lease payments on a timely basis, and that those failures constituted a material breach of the lease agreements. SAW has purported in writing to evict the Company from the channel leases. The Company's position has been that either SAW's consent was not required for the transfers, or that SAW was required to give its consent pursuant to the channel leases. The Company has also asserted that, to the extent it might have failed to make timely payments, such a failure or failures did not constitute a basis for SAW to terminate the Company's lease rights. If SAW evicts the Company from the eight ITFS channels, the Company's inability to transmit on such channels in the present analog system could have a material adverse effect on the Company's ability to offer subscribers in the San Antonio Market an attractive programming package unless the Company can quickly convert its system in the market from analog to digital. The Company has begun the conversion process. In addition, SAW may pursue monetary damages related to the Company's unwillingness to vacate the channels. SAW has filed a motion for summary judgment with respect to certain of its claims; the Company will contest the motion, which has been scheduled for hearing on November 19, 1997.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Pursuant to a certificate of Written Consent of a Majority of the Stockholders in Lieu of an Annual Meeting ("Written Consent") dated July 22, 1997, CAI and Heartland elected the members of the Board of Directors of the Company. Jared E. Abbruzzese, Alan Sonnenberg, David Webb, James P. Ashman, Robert D. Happ, D. Michael Sitton, and William W. Sprague were re-elected to the Board to hold seven of the nine positions required under the Company's By-laws. Carroll D. McHenry and L. Allen Wheeler were also elected to serve on the Board of Directors to fill the required positions.

    Additionally, the majority of the Stockholders authorized pursuant to the Written Consent the (i) appointment of KPMG Peat Marwick as the Company's independent auditors for the fiscal year ending December 31, 1997, and (ii) the amendment of the 1996 CS Wireless Systems, Inc. Incentive Stock Option Plan (the "Plan") to (a) increase the number of shares of the Company's common stock eligible for granting under the Plan to 1.5 million shares, (b) permit the Plan Committee to grant stock awards, other than Incentive Stock Options, to independent contractors and service providers to the Company and its affiliates and (c) provide maximum flexibility to the Committee administering the Plan to determine vesting, exercise and expiration terms of the stock awards granted under the Plan on a case-by-case basis.

    All of the shares of the Company's common stock owned by Heartland and CAI were voted for each of matters voted upon pursuant to the Written Consent. Heartland and CAI collectively own approximately 9,257,201 shares of the Company's common stock.

ITEM 5.  OTHER INFORMATION

    On September 4, 1997, the Company's Board of Directors approved the execution of Indemnity Agreements for the benefit of each of its officers and directors. The Company believes such agreements provide each officer and director with specific contractual assurances regarding the protection provided such officer or director in the Company's By-laws.

    As reported on Form 8-K filed with the Securities and Exchange Commission on October 27, 1997, Mr. Sprague resigned from the Board of Directors citing other commitments. Pursuant to the Stockholders' Agreement among CAI, Heartland and the Company dated as of February 23, 1996, CAI has the right to designate the successor to Mr. Sprague.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 K

    (a)  Exhibits

         *10.1  Form of Indemnity Agreement
         *27    Financial Data Schedule

    (b)  Reports on Form 8 K

         (1) Report on Form 8-K filed August 29, 1997 with respect to Item 5.
         (2) Report on Form 8-K filed September 12, 1997 with respect to Item 5.
         (3) Report on Form 8-K filed October 27, 1997 with respect to Item 5.
         (4) Report on Form 8-K filed November 7, 1997 with respect to Item 5.

-----------------
*Filed herewith.

                                    SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 14, 1997              CS WIRELESS SYSTEMS, INC.


                                       By:  /s/ John M. Lund
                                       ------------------------------------
                                       John M. Lund
                                       Vice President -- Finance and Controller
                                       (Principal Financial Officer)

                               INDEX TO EXHIBITS

    Exhibits            Description
    --------            -----------

     *10.1      Form of Indemnity Agreement
     *27        Financial Data Schedule


-----------------
*Filed herewith.