Form 10-K405
period 1997-12-31
CS WIRELESS SYSTEMS INC
filed 1998-03-30
CIK 1011744

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                                ---------------

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                                      OR
/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM                   TO

                          COMMISSION FILE NO. 333-3288

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

                                 (972) 633-4000
              (Registrant's telephone number, including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                  TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------  --------------------------------------------------------
                          None                                                      None

          Securities Registered Pursuant To Section 12(g) of The Act:
                                      None

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /X/

    As of March 19, 1998, 10,700,506 shares of the Registrant's Common Stock were outstanding, 442,305 shares of which were held by nonaffiliates. The Company's Common Stock has not been registered with the Securities and Exchange Commission, and no market exists for its Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           CS WIRELESS SYSTEMS, INC.
                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I.....................................................................................................           1

  Item 1.     Business.....................................................................................           1

  Item 2.     Properties...................................................................................          14

  Item 3....  Legal Proceedings............................................................................          14

  Item 4.     Submission of Matters to a Vote of Security Holders..........................................          15

PART II....................................................................................................          15

  Item 5.     Market for Registrant's Common Stock and Related Stockholder Matters.........................          15

  Item 6....  Selected Financial Data......................................................................          15

  Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations........          16

  Item 8.     Financial Statements and Supplementary Data..................................................          29

  Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.........          29

PART III...................................................................................................          29

  Item 10.    Directors and Executive Officers of the Registrant...........................................          29

  Item 11.    Executive Compensation.......................................................................          31

  Item 12.    Security Ownership of Certain Beneficial Owners and Management...............................          33

  Item 13.    Certain Relationships and Related Transactions...............................................          35

PART IV....................................................................................................          37

  Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................          37

SIGNATURES.................................................................................................          40

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.................................................................         F-1

                           CS WIRELESS SYSTEMS, INC.
                        1997 ANNUAL REPORT ON FORM 10-K
                                     PART I

ITEM 1.  BUSINESS.

GENERAL

    THE COMPANY. CS Wireless Systems, Inc. (together with its subsidiaries, "CS" or the "Company") is one of the largest wireless cable television companies in the United States in terms of line-of-sight ("LOS") households and subscribers. The Company's 21 markets encompass approximately 7.7 million television households, approximately 6.4 million of which are LOS households, as estimated by the Company. As of December 31, 1997, the Company provided service to approximately 67,125 subscribers.

    At March 19, 1998, CAI Wireless Systems, Inc. ("CAI") and Heartland Wireless Communications, Inc. ("Heartland") owned 60% and 36%, respectively, of the outstanding Common Stock of the Company. CAI is one of the largest developers, owners and operators of wireless cable television systems in the United States. Heartland is a leading developer, owner and operator of wireless cable systems in small to mid-size markets located in the central United States.

    PRINCIPAL MARKETS OF THE COMPANY. CS was formed in December 1993 as ACS Ohio, Inc. On February 23, 1996 (the "Contribution Closing"), in exchange for approximately 60% of the Company's Common Stock, CAI, directly or indirectly, contributed to the Company the wireless cable television assets and all related liabilities, or the stock of subsidiaries owning wireless cable television assets, associated with the wireless cable television markets of Bakersfield and Stockton/Modesto, California; Charlotte, North Carolina; and Cleveland, Ohio. Simultaneously, in exchange for approximately 40% of the Company's Common Stock, cash, a short-term note (the "Heartland Short-Term Note") and a long-term note (the "Heartland Long-Term Note"), Heartland, directly or indirectly, contributed or sold to the Company the wireless cable television assets and all related liabilities associated with the wireless cable television markets of Grand Rapids, Michigan; Minneapolis, Minnesota; Kansas City (suburbs), Missouri; Dayton, Ohio; Dallas, Fort Worth and San Antonio, Texas; and Salt Lake City, Utah. The contributions were made to the Company by CAI and Heartland pursuant to a Participation Agreement, as amended (the "Participation Agreement"), among the Company, CAI and Heartland. The Company subsequently acquired wireless cable television rights and related assets in certain Midwest markets, including but not limited to, the Effingham and Wellsville, Kansas; Story City, Iowa; Scottsbluff, Nebraska; Kalispell, Montana and Rochester, Minnesota markets in connection with the Company's merger acquisition of USA Wireless Cable, Inc. on October 11, 1996 ("USA Wireless Acquisition"). The Company subsequently consummated on September 3, 1997 an exchange of its wireless cable rights and related assets in Salt Lake City, Utah for wireless cable rights and related assets in Kansas City, Missouri pursuant to an agreement dated as of November 6, 1996 with People's Choice TV Corp. ("PCTV Swap").

    SIGNIFICANT INDEBTEDNESS. On February 23, 1996, in a private placement, the Company issued and sold 100,000 Units (the "Units"), with each Unit consisting of four 11 3/8% Senior Discount Notes due 2006 (the "Old Discount Notes") (each at $1,000 principal amount at maturity) and 1.1 shares of Common Stock (the "Unit Offering"), for an aggregate purchase price of approximately $229.5 million. The Company received approximately $219.7 million in proceeds from the Unit Offering, net of debt issuance costs, but prior to certain distributions made in connection with the Participation Agreement. See NOTE 2 TO CONSOLIDATED FINANCIAL STATEMENTS.

    The Company subsequently filed two Registration Statements on Form S-1 under the Securities Act of 1933, as amended (the "Securities Act"), with the Securities and Exchange Commission (the "Commission") for the registration of its 11 3/8% Series B Senior Discount Notes due 2006 (the "New Discount Notes"). The New Discount Notes are identical in all material respects to the Old Discount Notes, except for certain transfer restrictions and registration rights relating to the Old Discount Notes. Pursuant to each Registration Statement, holders of Old Discount Notes were able to exchange Old Discount Notes for New Discount Notes (the "Exchange Offer"). CS did not receive any proceeds from the registration of the New

Discount Notes or the Exchange Offer. At March 30, 1998, approximately $289.2 million of outstanding indebtedness is payable under the New Discount Notes.

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

    WIRELESS CABLE INDUSTRY BACKGROUND. Wireless cable, as an alternative to traditional, hard-wire cable television, was made possible by a series of rule changes promulgated by the Federal Communications Commission ("FCC") in the 1980s. However, regulatory and other obstacles impeded the growth of the wireless cable industry through the remainder of the 1980s. During the 1990s, several factors have encouraged the growth of the wireless cable industry, including (i) regulatory reforms by Congress and the FCC to facilitate competition with hard-wire cable, (ii) federal legislation that increased the availability of programming for wireless cable systems on non-discretionary terms, (iii) consumer demand for alternatives to traditional hard-wire cable service, (iv) enhanced ability of wireless cable operators to aggregate a sufficient number of channels in each market to create a competitive product, and (v) increased availability of capital to wireless cable operators in the public and private markets. According to the Wireless Cable Association, Inc., there are approximately 250 wireless cable systems currently operating in the United States which served approximately one million subscribers in 1997.

    Similar to traditional hard-wire cable systems, a wireless cable system receives programming at a Headend. Traditional hard-wire cable systems transmit signals from a central transmission facility and deliver the signal to a subscriber's location through an extensive network of fiber optic and/or coaxial cable, amplifiers and related equipment ("Cable Plant"). Wireless cable programming, however, is retransmitted by microwave transmitters operating in the 2150-2162 MHz and 2500-2686 MHz portions of the radio spectrum (collectively, the "Wireless Cable Spectrum") from an antenna typically located on a tower associated with the Headend to a small receiving antenna located on a subscriber's rooftop. At the subscriber's location, the signals are converted to frequencies that can pass through conventional coaxial cable into a descrambling converter located on top of a television set. Wireless cable requires a clear LOS, because the microwave frequencies used will not pass through dense foliage, hills, buildings or other obstructions. To ensure the clearest LOS possible in the Company's markets, the Company has placed, and plans to place, its transmit antennae on towers or tall buildings in areas located in such markets. There exists, in each of the Company's operating and targeted markets, a number of acceptable locations for the placement of its transmit antennae, and the Company does not believe that the failure to secure any one location for such placement in any single market will materially affect the Company's operations in such market. Additionally, some LOS obstructions can be overcome with the use of signal repeaters which retransmit an otherwise blocked signal over a limited area. The Company believes that its coverage will be further enhanced upon the implementation of digital technology. Since wireless cable systems do not require an extensive Cable Plant, wireless cable operators can provide subscribers with a reliable signal and a high quality picture with few transmission disruptions at a significantly lower system capital cost per installed subscriber than traditional hard-wire cable systems.

    Generally, 33 6 MHz channels are available for the transmission of wireless cable programming in the 50 largest domestic markets, in addition to local broadcast television channels which are not retransmitted over the microwave channels. There are certain limitations described in ITEM 1.
BUSINESS--REGULATION below. Traditional hardwire cable companies may offer between 35-60 analog channels in a given market; certain hardwire cable companies have or are in the process of applying digital technology to increase the number of channels available to subscribers. The wireless cable industry has been exploring various applications of digital technology to microwave transmissions in order to increase the number of channels offered for subscription in various markets. The Company anticipates that digital wireless equipment will be commercially available in the second quarter of 1998 and has selected Dallas, Texas for its initial launch of digital video subscription services.

    Additionally, the Company and other wireless cable companies have explored alternative uses of microwave frequencies for other applications such as Internet access and telephony delivery services. The Company launched, on a limited basis, an Internet access service in Dallas in the fall of 1997. Presently, the Internet access service utilizes microwave frequencies in one direction using a traditional telephone line return path; however, the Company received from the FCC developmental authority for two way flexible use of certain frequencies in Dallas. See ITEM 1. BUSINESS--SERVICE OFFERINGS AND MARKETING.

OPERATIONAL AND PLANNED MARKETS

    The table below outlines as of December 31, 1997 the characteristics of the Company's operational markets and markets to be launched. The Company anticipates that the Dallas, Texas market will be operational during the second quarter of 1998.

                                                       ESTIMATED
                                                     TOTAL SERVICE                    NUMBER OF       APPROXIMATE
                                                         AREA       ESTIMATED LOS  WIRELESS CABLE      NUMBER OF
MARKET                                               HOUSEHOLDS(A)  HOUSEHOLDS(A)    CHANNELS(B)      SUBSCRIBERS
---------------------------------------------------  -------------  -------------  ---------------  ---------------
Bakersfield, CA....................................       162,000        151,000             32               8,750
Battle Creek/Kalamazoo, MI.........................       231,000        173,000             12      To be launched
Cameron/Maysville, MO..............................        65,000         59,000             33               3,070
Charlotte, NC(c)...................................       580,000        472,000             13      To be launched
Cleveland, OH......................................     1,178,000        884,000             29              20,745
Dallas, TX.........................................       981,000        872,000             29      To be launched
Dayton, OH(d)......................................       610,000        413,000             33              10,155
Fort Worth, TX.....................................       540,000        443,000             33                 780
Grand Rapids, MI...................................       346,000        259,000             16                 535
Kalispell, MT......................................        33,000         30,000             21      To be launched
Kansas City, MO(e).................................       432,000        389,000             25      To be launched
Minneapolis, MN....................................       959,000        882,000             28               4,150
Napoleon/BloomCenter, IN(d)........................       141,000        113,000             20      To be launched
Nortonville/Effingham, KS..........................        53,000         48,000             33               1,870
Rochester, MN......................................        57,000         51,000             23      To be launched
San Antonio, TX....................................       550,000        440,000             33              12,835
Scottsbluff, NE....................................        25,000         22,000             20      To be launched
Stockton/Modesto, CA...............................       350,000        300,000             32      To be launched
Story City, IA(f)..................................        77,000         73,000             42(g)            2,070
Sweet Springs, MO..................................        61,000         55,000             33               2,165
Wellsville, KS.....................................       229,000        206,000             33      To be launched
                                                     -------------  -------------           ---     ---------------
  Total............................................     7,660,000      6,335,000         --                  67,125
                                                     -------------  -------------           ---     ---------------
                                                     -------------  -------------           ---     ---------------

--------------------------

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

(b) The Number of Channels Available comprises 6 MHz wireless cable channels. Wireless cable channels either are licensed to the Company or are leased to the Company from other license holders. The Number of Channels also includes certain channels that are subject to FCC approval of applications for new station authorizations, power increases, transmitter relocations, as well as third party interference agreements. The FCC's failure to grant one or more new station applications could decrease the number of channels. The FCC's failure to grant one or more power increase or transmitter relocation applications, or the failure to obtain certain third party interference agreements, could delay the initiation of service and/or reduce the coverage area of the affected system or systems. Pursuant to a BTA Lease and Option Agreement, the Company has the exclusive right to apply for 12, 13 and 13 channels in the Nortonville, Sweet Springs and Wellsville markets, which channels are included in the above table.

(c) The Company currently holds licenses or leases for five wireless cable channels and also has the right to develop nine additional channels, depending on interference considerations, in the Charlotte market as a result of its ownership of the Charlotte BTA. See ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--CHARLOTTE, NORTH CAROLINA BASIC TRADING AREA.

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

(e) The Kansas City, Missouri market was acquired by the Company from People's Choice TV Corp. in connection with the PCTV Swap (as defined) which was consummated during the third quarter of 1997.

(f) The Company assumed operational control of the Story City, Iowa market effective December 30, 1997. See ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--STORY CITY, IOWA OPERATING MARKET.

(g) The number of channels available includes 15 low power television channels.

    At December 31, 1997, the Company operated wireless cable systems in Bakersfield, California; Cleveland and Dayton, Ohio; San Antonio and Fort Worth, Texas; Grand Rapids, Michigan; Cameron/ Maysville and Sweet Springs, Missouri; Nortonville/Effingham, Kansas; and Minneapolis, Minnesota; and has acquired channel rights in other markets including Charlotte, North Carolina; Dallas, Texas and Stockton/Modesto, California. Effective December 30, 1997, the Company assumed operational control over the Story City, Iowa market. See ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--STORY CITY, IOWA OPERATING MARKET. The Company has markets that do not fit with the Company's strategy of regional concentration, and therefore, the Company may sell or exchange such systems. The Company has had preliminary discussions with potential buyers with respect to such sales or exchanges; however, it does not have any definitive arrangements with any such buyer and therefore cannot predict if or when such sales or exchanges will occur.

    The Company intends to expand its markets and subscriber base through the acquisition of wireless cable systems and channel rights in targeted markets located in the mid-west and southwest regions of the United States. Through selected acquisitions, divestitures, asset swaps and joint ventures, the Company seeks to increase its regional concentration of wireless cable television systems in order to realize economies of scale and operating efficiencies. The Company believes that its strategy of increasing regional concentration of wireless cable television systems and channel rights will also enhance the Company's ability to attract potential joint venture opportunities with strategic partners. The Company also believes that these partnerships will enable it to benefit from the partners' capital, infrastructure and brand identity, thereby increasing the Company's ability to penetrate its markets. Consistent with this strategy, the Company continues to explore and pursue opportunities to acquire additional wireless cable television assets in markets that meet the Company's selection criteria, to divest itself of wireless cable television assets that are inconsistent with the Company's regional market emphasis, and to continually evaluate its current markets to ensure that its portfolio of operating systems and channel interests reflect the Company's growth strategy. It is the Company's policy not to discuss or comment upon negotiations regarding such transactions until a definitive agreement is signed or other circumstances indicate a high degree of probability that a transaction will be consummated, unless applicable law otherwise requires.

    On October 11, 1996, the Company consummated the USA Wireless Acquisition. USA owned wireless cable, television rights and related assets in certain Midwest markets, including but not limited to the Effingham and Wellsville, Kansas; Story City, Iowa; Scottsbluff, Nebraska; Kalispell, Montana; and Rochester, Minnesota markets (the "USA Markets"). Heartland executed a letter of intent to purchase the Scottsbluff, Kalispell and Story City markets and operated the latter market subsequent to the USA Wireless Acquisition. The letter of intent was terminated and effective December 30, 1997, the Company assumed operational control of the Story City market. See ITEM 13. CERTAIN RELATIONSHIPS AND RELOCATED TRANSACTIONS--STORY CITY, IOWA OPERATING MARKET.

    On May 22, 1997, the Company sold to Bell South Corporation (i) certain assets acquired by the Company in connection with the acquisition of Heartland Wireless Georgia Properties, Inc., including leases and licenses for wireless cable frequency rights for wireless cable channels transmitting in Adairsville, Powers Crossroads and Rutledge, Georgia and leases for the four tower sites in such markets and (ii) the BTA licenses relating to Atlanta, Georgia for $6.0 million, subject to adjustment. The sales price of approximately $16.4 million resulted in a gain of approximately $0.7 million. See ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--ATLANTA SUBURBS MARKET. Pursuant to the Participation Agreement, the Company paid approximately $15 million to Heartland for application against the Heartland Long-Term Note. See ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--HEARTLAND NOTE OBLIGATION.

    In September 1997, the Company consummated an Asset Exchange Agreement dated as of November 6, 1996 with PCTV and People's Choice TV of Kansas City, Inc., pursuant to which the Company exchanged wireless cable rights and related assets in its Salt Lake City, Utah market for PCTV's wireless cable rights and related assets in its Kansas City, Missouri market.

SERVICE OFFERINGS AND MARKETING

    ANALOG SERVICES. In 1997, the Company provided analog wireless television services to the operational markets described above under "Operational and Planned Markets." Typically, the Company offers for subscription 28 to 42 channels with transitional off-air, cable and premium programming options. The services are generally offered through direct marketing to prospective subscribers. The Company began in 1997 to minimize marketing and capital expenditures associated with analog services and equipment in order to commit resources to digital technology.

    DIGITAL VIDEO SERVICES. The Company intended to launch digital television services in its Dallas market in 1997. Towards that goal, the Company signed an agreement in 1997 with General Instrument Corp. ("General Instrument") for the purchase of equipment necessary to deliver digital signals to subscribers; the timely delivery of commercially viable equipment was an integral component of the Company's plans to offer digital video service. The vendor experienced certain system integration problems with respect to the digital Headend equipment and converter boxes. Due to the delay in delivery of the required product, the Company and General Instrument agreed in February 1998 to amend certain contractual obligations relating to delivery dates, performance requirements, penalties and responsibilities in consideration for certain pricing concessions. In connection with the amendment, the Company released General Instrument from any claims it may have had with respect to the failure of General Instrument to perform certain obligations prior to the deadlines prescribed in the original agreement. The Company anticipates that General Instrument will commence shipment of equipment required for the launch of digital services in Dallas during the second quarter of 1998, provided General Instrument successfully resolves certain outstanding integration problems. In the event such problems are not successfully resolved, the intended commercial launch of digital video services could be delayed.

    The Company has commercially tested its digital video services in multiple dwelling units in Dallas, Texas. To date, the tests have been successful and the Company has entered into service contracts with the owner and/or manager of certain multiple dwelling units in the Dallas/Fort Worth metropolitan area.

    The Company filed a series of related modification applications with the FCC requesting authority to operate a 50 watt digital video service in Dallas, the majority of which have been granted by the FCC. There can be no assurance that the Company will be granted authority with respect to any of its pending applications or that the commercial deployment of any new products for which authority has been or will be granted will be successful.

    The Company has begun to install digital equipment in San Antonio, its second largest operational market, for the purpose of creating a hybrid digital overlay. It is anticipated that existing technology will permit the Company to offer a digital tier of video services and augment its current analog channel offering resulting in a net channel gain of 42.

    INTERNET ACCESS. The FCC has granted one way Internet access with respect to all channels in the Wireless Cable Spectrum. The Company commenced a limited commercial offering of its Internet access services in the fall of 1997 for the propose of evaluating several business strategies. At this time, the Company is exploring and evaluating the costs and benefits of (i) serving as a Internet Service Provider to commercial and/or residential accounts, (ii) providing transport services to existing or future Internet Service Providers and (iii) acting in the capacity of a reseller of Internet access. The Company presently broadcasts Internet access services at a speed of 10 Mbps, exponentially faster than today's traditional 28.8 Kbps modems.

    The Company has received from the FCC developmental authority for two way flexible use of two channels in its Dallas market on a test basis; such authority expires on April 11, 1998, but a request for renewal will be filed before such date.

    TELEPHONE SERVICES. The Company has entered into interconnection agreements with Southwestern Bell Corp. and GTE for the purpose of offering consumer and/or multiple dwelling unit operators a bundled package of video, Internet access and telephony services. Additionally, the Company entered into an agreement with WorldCom, Inc. for the purpose of reselling long distance services.

    TWO WAY USE OF WIRELESS CABLE SPECTRUM. The FCC has issued a notice of its proposal to amend its rules to allow Wireless Cable Spectrum license holders to engage in fixed two way transmissions. The flexibility to engage in two way transmissions would greatly enhance the desirability of each of the Company's video and Internet access services.

    MARKETING FOR MULTIPLE DWELLING UNITS. The Company entered into a contract in October, 1997 with DIRECTV, Inc. for the purpose of offering enhanced programming choices to multiple dwelling units ("MDUs") in the Company's analog markets. The contract enables the Company to improve its product offering at a relatively lower capital cost in response to competitive pressures.

REGULATION

    GENERAL. The wireless cable industry is subject to regulation by the FCC pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act empowers the FCC, among other things, to issue, revoke, modify and renew licenses within the Wireless Cable Spectrum; to approve the assignment and/or transfer of control of such licenses; to approve the location of wireless cable systems; to regulate the kind, configuration and operation of equipment used by wireless cable systems; and to impose certain equal employment opportunity and other obligations and reporting requirements on wireless cable channel license holders and operators.

    The FCC has determined that wireless cable systems are not "cable systems" for purposes of the Communications Act. Accordingly, a wireless cable system does not require a local franchise and is subject to fewer local regulations than a hard-wire cable system. Moreover, all transmission and reception equipment for a wireless cable system can be located on private property; hence, there is no need to make use of utility poles or dedicated easements or other public rights of way. Although wireless cable operators typically must lease the right to use wireless cable channels from the holders of channel licenses, unlike hard-wire cable operators they do not have to pay local franchise fees. Recently, legislation has been introduced in some states, including Illinois, Maryland, Pennsylvania and Virginia, to authorize state and local authorities to impose on all video program distributors (including wireless cable operators) a tax on the distributors' gross receipts comparable to the franchise fees cable operators pay. Similar legislation may be introduced in several other states. While the proposals vary among states, the bills would require, if passed, as much as 5.0% of gross receipts to be paid by wireless distributors to local authorities. Efforts are underway by the industry trade association to preempt such state taxes through federal legislation. In addition, the industry is opposing the state bills as they are introduced, and, in Virginia and Maryland, it has succeeded in either blocking legislation or obtaining exemptions from the video tax that was eventually enacted into law. However, it is not possible to predict whether new state laws will be enacted which impose new taxes on wireless cable operators. The imposition of a gross receipts tax on the Company could have a material adverse effect on the Company's business.

    In the 50 largest markets, 33 6 MHz channels are available for wireless cable (in addition to any local broadcast television channels that are not retransmitted over the microwave channels). The FCC licenses and regulates the use of channels by license holders and system operators. In each geographic service area of all other markets, 32 6 MHz channels and one 4 MHz channel are available for wireless cable (in addition to any local broadcast television channels that are not retransmitted over the microwave channels). Except in limited circumstances, 20 wireless cable channels in each of these geographic service areas are generally licensed to qualified non-profit educational organizations (commonly referred to as Instructional Television Fixed Service or ITFS channels). In general, each of these channels must be used a minimum of 20 hours per week for instructional programming. The remaining "excess air time" on an ITFS channel may be leased to wireless cable operators for commercial use, without further restrictions (other than the right of the ITFS license holder, at its option, to recapture up to an additional 20 hours of air time per week for educational programming, or such other restrictions, including the recapture of additional hours of air time, as may be included in any lease). Lessees of ITFS' "excess air time," including the Company, generally have the right to transmit to their customers the educational programming provided by the lessor at no incremental cost. FCC rules permit ITFS license holders to consolidate their educational programming on one or more of their ITFS channels, thereby providing wireless cable operators leasing such channels, including the Company, with greater flexibility in their use of ITFS channels. The remaining 13 channels available in most of the Company's operating and targeted markets are made available by the FCC for full-time usage without programming restrictions. Channels are allocated by the FCC in 6 MHz portions of the radio spectrum reserved for Multi Channel Distribution Services ("MDS" which transmits at 2150-2162 MHz) and Multipoint Multi Channel Distribution Services ("MMDS" which transmits at 2500-2686 MHz). MDS and MMDS channels are generally collectively referred to as MMDS Channels.

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

    The FCC conducted an auction (the "BTA Auction") in 1996 of available commercial wireless cable spectrum in 487 basic trading areas ("BTAs") and six additional BTA-like geographic areas around the country. The winner of a BTA has the right to develop the vacant MMDS frequencies throughout the BTA, consistent with certain specified interference criteria that protect existing ITFS and MMDS channels. Existing ITFS and MMDS channel rights holders must protect the BTA winner's spectrum from interference caused by power increases or tower relocations. CAI was the high bidder for 32 BTA authorizations, for a total of $48.8 million of which $12.6 million relates to the Company's markets. Heartland was the high bidder for 93 BTA authorizations, for a total of $19.8 million of which $4.2 million relates to the Company's present markets. CAI and Heartland are obligated to convey to the Company, at their cost, and the Company has agreed to purchase, any rights acquired in the BTA Auction relating to the Company's markets, as well as certain other BTAs. Rights to BTAs for the Company's Bakersfield and Stockton/ Modesto, California; Charlotte, North Carolina; and Cleveland, Ohio markets were acquired by CAI for approximately $5.6 million. In addition, CAI purchased BTAs relating to Atlanta, Georgia and Louisville, Kentucky for approximately $7.0 million. Of the aggregate $12.6 million, approximately $12.0 million has been paid by CAI through December 31, 1997 to the FCC in accordance with the rules of the BTA Auction. Heartland purchased BTAs relating to Little Rock, Arkansas; Oklahoma City, Oklahoma; Grand Rapids, Michigan; Dayton, Ohio; Minneapolis, Minnesota; Dallas and San Antonio, Texas; and Benton

Harbor, Kalamazoo and Muskegan, Michigan for approximately $4.2 million. Of this amount, approximately $0.9 million has been paid by Heartland to the FCC for these BTAs. The Company has reimbursed CAI and Heartland in the amount of $12.0 million and $0.9 million (excluding interest), respectively, through December 31, 1997, and will continue to reimburse CAI and Heartland for any and all costs incurred by CAI and Heartland, which total costs are estimated to be up to $16.8 million, excluding interest expense which accrues at 9.5% per annum, in connection with these BTAs in accordance with the terms of the Participation Agreement. The FCC has approved assignment of all of CAI's BTAs to the Company other than the BTAs relating to the Stockton and Cleveland markets. The Company and Heartland entered into a BTA Lease and Option Agreement pursuant to which Heartland leases to the Company 10 BTAs and portions of four additional BTAs. The Company has the option to purchase the leased BTAs. The Company's ability to increase power or relocate its transmission facilities in markets where it is not the owner of the BTA may be limited, which could increase the cost to the Company of, and extend the time for, developing a commercially viable system.

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

    If construction of MMDS or ITFS stations is not completed within the authorized construction period, the licensee must file an application with the FCC seeking additional time to construct the station and demonstrate therein compliance with certain FCC standards. If the extension application is not filed or is not granted, the license will be deemed forfeited. ITFS and MMDS licenses generally have terms of 10 years. Licenses must be renewed thereafter, and may be revoked for cause in a manner similar to other FCC licenses. FCC rules prohibit the sale for profit of a conditional MMDS license or a controlling interest in the conditional licensee prior to construction of the station or, in certain circumstances, prior to the completion of one year of operation. However, the FCC permits the leasing of 100% of an MMDS licensee's spectrum to a wireless cable operator and the granting of options to purchase a controlling interest in a license even before such holding period has lapsed.

    Wireless cable transmissions are subject to FCC regulations governing interference and reception quality. These regulations specify important signal characteristics such as modulation (i.e., AM/FM) or encoding formats (analog or digital). In July 1996, the FCC issued a Declaratory Ruling prescribing interim rules for the implementation of digital technology. The declaratory ruling permits the Company to commence installation and operations in a digital mode under existing FCC technical interference criteria. The license holder is, however, required to file for digital authorization. It is likely that, in the longer term, the FCC will consider adopting both new technical and service rules tailored to digital operations. The service rules could modify the respective rights and obligations of the ITFS lessors and their commercial lessees of "excess air time" in light of the increased capacity that would result from digital compression. Even if the FCC adopts new service rules governing the allocation of "excess air time" in a digital environment, it is anticipated that there would be a dramatic increase in the number of channels that will be available to the Company following the conversion to digital transmissions. The Company has received necessary FCC approvals to permit use of digital compression in a number of markets and believes the remaining approvals will be obtained by the time it becomes commercially available; however, there can be no assurance that these approvals will be forthcoming or timely. In addition, such modifications filed with the FCC after the BTA Auction will be subject to the interference protection rights of BTA Auction winners.

    The FCC also regulates transmitter locations and signal strength. The operation of a wireless cable television system requires the co-location of a commercially viable number of transmitting antennae and operations with transmission characteristics (such as power and polarity). In order to commence the operations of certain of the Company's markets, applications have been or will be filed with the FCC to relocate and modify existing transmission facilities.

    Under current FCC regulations, a wireless cable operator generally may serve subscribers anywhere within the LOS of its transmission facility, provided that it complies with interference standards. Under rules adopted by the FCC in 1995, an MMDS channel license holder generally has a protected area of 35 miles around its transmitter site. An ITFS channel license holder has protection as to all of its receive sites, but the same protected area during excess capacity use by a wireless cable operator as an MMDS license holder. In launching or upgrading a system, the Company may wish to relocate its transmission facility or increase its height or power. If such changes cause the Company's signal to violate interference standards with respect to the protected area of other wireless license holders, the Company would be required to obtain the consent of such other license holders; however, there can be no assurance that such consents would be received. The BTA license holder may serve subscribers within its BTA provided it does not interfere with any existing license holders' 35 mile protected service area, any adjacent BTA and/or ITFS license holders' receive sites.

    INTERFERENCE ISSUES. Interference from other wireless cable systems can limit the ability of a wireless cable system to serve any particular point. In licensing ITFS and MMDS systems, a primary concern of the FCC is avoiding situations where proposed stations are predicted to cause interference with the reception of previously authorized or proposed stations. Pursuant to FCC rules, a wireless cable system is generally protected from interference within a radius of 35 miles of the transmission site. In addition, modification applications submitted after the BTA Auction are required to protect auction winners from interference. The FCC's interference protection standards may make one or more of these proposed modifications or new grants unavailable. In such event, it may be necessary to negotiate interference agreements with the licensees of the systems which would otherwise block such modifications or grants. There can be no assurance that the Company will be able to negotiate all necessary interference agreements that are on terms acceptable to the Company. In the event the Company cannot obtain interference agreements required to implement the Company's plans for a market, the Company may have to curtail or modify operations in that market, utilize a less optimal tower location, or reduce the height or power of the transmission facility, any of which could have a material adverse effect on the growth of the Company in that market. In addition, while the Company's leases with ITFS and MMDS licensees require their cooperation, it is possible that one or more of the Company's channel lessors may hinder or delay the Company's efforts to use the channels in accordance with the Company's plans for the particular market. The Company and Heartland entered into an Interference Management Agreement in 1996 for the purpose of managing potential interference issues relating to markets operated by the Company and those operated by Heartland.

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

    The 1992 Cable Act and the FCC's implementing regulations impose limits on exclusive programming contracts and prohibit programmers in which a cable operator has an attributable interest from discriminating against cable competitors with respect to the price, terms and conditions of programming. In order to facilitate the negotiation of programming contracts and achieve volume price concessions, the Company has joined a consortium of wireless cable companies.

    While current FCC regulations are intended to promote the development of a competitive subscription television industry, the rules and regulations affecting the wireless cable industry may change, and any future changes in FCC rules, regulations, policies and procedures could have a material adverse effect on the Company. In addition, a number of legal challenges to the 1992 Cable Act and the regulations promulgated thereunder have been filed, both in the courts and before the FCC. These challenges, if successful, could result in increases in the Company's operating costs and otherwise have a material adverse effect on the Company. The Company's costs to acquire satellite-delivered programming may be affected by the outcome of those challenges. Other aspects of the 1992 Cable Act that have been challenged, the outcome of which could adversely affect the Company, include the 1992 Cable Act's provisions governing rate regulation to be met by traditional hard-wire cable companies. The 1992 Cable Act empowered the FCC to regulate the basic subscription rates charged by traditional hard-wire cable operators. The FCC recently issued rules requiring such cable operators, under certain circumstances, to reduce the rates charged for non-premium services by as much as 17%. Should these regulations withstand judicial and regulatory challenges, the extent to which wireless cable operators may continue to maintain a price advantage over traditional hard-wire cable operators could be diminished. On the other hand, continued strict rate regulation of cable rates would tend to impede the ability of hard-wire cable operators to upgrade their cable plant and gain a competitive advantage over wireless cable.

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

    RETRANSMISSION CONSENT. Under the retransmission consent provisions of the 1992 Cable Act, wireless and hard-wire cable operators seeking to retransmit certain commercial television broadcast signals must first obtain the permission of the broadcast station in order to carry their signal. However, wireless cable systems, unlike hard-wire cable systems, are not required under the FCC's "must carry" rules to retransmit a specified number of local commercial television or qualified low power television signals. Although there can be no assurances that the Company will be able to obtain requisite broadcaster consents, the Company believes in most cases it will be able to do so for little or no additional cost.

    THE 1996 ACT. The Telecommunications Act of 1996 (the "1996 Act") will result in comprehensive changes to the regulatory environment for the telecommunications industry as a whole. The 1996 Act will, among other things, substantially reduce regulatory authority over cable rates. The legislation affords hard-wire cable operators greater flexibility to offer lower rates to certain of their customers and will thereby permit hard-wire cable operators to target discounts to the Company's current or prospective subscribers. The legislation will permit telephone companies to enter the video distribution business, subject to certain conditions. The entry of telephone companies in the video distribution business, with greater access to capital and other resources, could provide significant competition to the wireless cable industry, including the Company. In addition, the legislation affords relief to wireless cable operators and direct broadcasting satellite service providers by exempting them from local restrictions on reception antennae and preempting the authority of local governments to impose certain taxes. Further, Congress has directed the FCC to eliminate cable rate regulations for "small systems," as defined in the 1996 Act, and for large systems under certain prescribed circumstances, and for all cable systems effective three years after enactment of the 1996 Act. The FCC is still in the process of promulgating regulations that implement the provisions of the legislation, and the Company cannot reasonably predict the substance of rules and policies that remain to be adopted.

    MANDATORY ACCESS LAWS. Certain states have legislation that each resident of a MDU should not be denied access to programming provided by franchised cable systems, notwithstanding the fact that the owner and/or manager of the MDU entered into an exclusive agreement with a non-franchised video program distributor. In several district courts, mandatory access laws have been held unconstitutional. Such laws increase the competition for subscribers in MDUs. In Ohio, mandatory access laws have encouraged competitors to vigorously pursue opportunities with MDUs currently serviced by the Company; the Company has contested application of the Ohio laws. There may also be restrictions imposed by local authorities. There can be no assurance that the Company will not be required to incur additional costs in complying with such regulations or restrictions.

    OTHER. Wireless cable license holders are subject to regulation by the Federal Aviation Administration ("FAA") with respect to the construction, marking, and lighting of transmission towers and to certain local zoning regulations affecting construction of towers and other facilities. There may also be restrictions imposed by local authorities. There can be no assurance that the Company will not be required to incur additional costs in complying with such regulations or restrictions. Future changes in the foregoing regulations or any other regulations applicable to the Company could have a material adverse effect on the Company's results of operations and financial condition.

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

    DIRECT BROADCAST SATELLITE ("DBS"). DBS involves the transmission of an encoded signal direct from a satellite to the customer's home. Because the signal is at a higher power level and frequency than most satellite-transmitted signals, its reception can be accomplished with a relatively small (18-inch) dish mounted on a rooftop or in the yard. DBS cannot, for technical and legal reasons, provide local VHF/UHF broadcast channels as part of its service, although many DBS subscribers receive such channels via standard over-the-air receive antennas. Moreover, DBS may provide subscribers with access to broadcast network distant signals only when such subscribers reside in areas unserved by any broadcast station. The cost to a DBS subscriber for equipment and service is generally substantially higher than the cost to wireless cable subscribers. Three DBS services currently are available nationwide. According to DBS Digest, there were approximately 5.8 million subscribers using DBS services in 1997.

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

    TELEPHONE COMPANIES. The 1996 Act removed many of the restrictions on the ability of local exchange carriers ("LECs"), including Regional Bell Operating Companies ("RBOCs"), to provide video programming directly to subscribers in their respective telephone service areas. Thus, while there remains a prohibition against a LEC acquiring a hard-wire cable operator within its telephone service area, LECs can build their own hard-wire cable systems. In addition to having the opportunity to install traditional hard-ware cable, LECs also have the option of installing high capacity fiber optic facilities. The Company believes that it will continue to maintain a cost advantage over installing hard-wire, fiber optic or open video distribution platforms due to the high capital expenditures associated with such technologies. Bell South Corporation has acquired wireless cable channel rights in Atlanta, Georgia, New Orleans, Louisiana, and Miami, Florida and begun to offer services in New Orleans. Pacific Telesis Group recently launched a 150 channel digital video system in Los Angeles, California. The competitive effect of the entry of telephone companies into the subscription television business, including wireless cable, is still uncertain.

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

    LOCAL MULTI-POINT DISTRIBUTION SERVICE ("LMDS"). In 1993, the FCC initially proposed to redesignate the 28 GHz band to create a new video programming delivery service referred to as LMDS. In July 1995, the FCC proposed to award licenses in each of 493 BTAs pursuant to auctions. Sufficient spectrum for up to 49 channels has been designated for the LMDS service. Two licenses will be awarded in each BTA. The

LMDS licensees will share the 28 GHz frequency band with the Mobile Satellite Service and the 31 GHz band with state and local governments. One license would be awarded on a primary basis for an 1150 MHz frequency block, and the other on a co-primary basis for a 150 MHz frequency block. The FCC contemplates allowing LMDS licensees to use the spectrum for a variety of services, including telephony, interactive video, video distribution, data transmission, teleconferencing, and other applications. Depending on the type and number of services offered, the cost of the customer-premises equipment could range from $300 (for a video receive antenna), to $1,000 (for telephony, video and data capabilities). The auction for LMDS spectrum commenced in February 1998 and was concluded in March. The Company applied to participate in the auction; however, the Company did not bid.

    LIMITED NUMBER OF MMDS CHANNELS. Within each market, the Company must compete with others to acquire, from the limited number of MMDS channels issued or issuable, rights to a minimum number of MMDS channels needed to establish a commercially viable system. Aggressive price competition or the passing of a substantial number of presently unpassed households by any existing or new subscription television service could have a material adverse effect on the Company's results of operations and financial condition.

    TECHNOLOGY ADVANCES. New and advanced technologies for the subscription television industry, such as digital compression, fiber optic networks, DBS transmission, video dialtone and LMDS, are in various stages of development of commercial deployment. These technologies are being developed and supported by entities, such as hard-wire cable companies and RBOCs, that have significantly greater financial and other resources than the Company. These new technologies could have a material adverse effect on the demand for MMDS subscription television services.

  EMPLOYEES

    As of December 31, 1997, the Company has approximately 270 employees. The Company has experienced no work stoppages and believes that it has good relations with its employees.

ITEM 2.  PROPERTIES.

    The Company leases office sites in Plano, Texas, including office space subleased from Heartland. See ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--HEARTLAND LEASE. The Company also leases or owns office space, transmitting facilities, including tower space, tower sites and Headend facilities, in all of its markets. The Company believes adequate leasehold space is available in all locations in which the Company currently leases office or transmission sites.

    The Company owns substantially all of the equipment which is necessary to conduct its operations, except certain vehicles and certain test equipment. A significant portion of the Company's investment in plant and equipment consists of subscriber equipment, which includes antennae, block-down converters, remote controls, and related installation equipment, principally located at the subscribers' premises, and the reception and transmitter equipment located at leased transmitter sites.

ITEM 3.  LEGAL PROCEEDINGS.

    During the fourth quarter of 1996, the Company became aware of a dispute involving San Antonio Wireless, Inc. ("SAW") over the Company's lease rights to eight ITFS channels for the San Antonio market. SAW is the putative lessee of channel capacity leases with two ITFS licensees and has asserted that predecessors of the Company were required to obtain SAW's consent to transfer sublease rights to the channel capacity to the Company. Therefore, SAW has asserted that the transfers of the lease rights to the Company were not valid. SAW has also alleged that the Company failed to make monthly lease payments on a timely basis, and that those failures constituted a material breach of the lease agreements. SAW has purported in writing to evict the Company from the channel leases and filed suit in Texas state court to pursue its claims. The Company's position has been that either SAW's consent was not required for the transfers, or that SAW was required to give its consent pursuant to the channel leases. The Company has also asserted that, to the extent it might have failed to make timely payments, such a failure or failures did not constitute a basis for SAW to terminate the Company's lease rights. If SAW evicts the Company from the eight ITFS channels, the Company's inability to transmit on such channels in the present analog system could have a material adverse effect on the Company's ability to offer subscribers in the San Antonio market an attractive programming package, unless the Company can quickly convert its system in the market from analog to digital. The Company has begun the conversion process. In addition, SAW may pursue monetary damages related to the Company's unwillingness to vacate the channels. SAW has filed a motion for summary judgment with respect to certain of its claims; the Company contested the motion, which has not yet been considered by the court. SAW and the Company are engaged in settlement discussions.

    Although there can be no assurance of the final resolution of this matter, the Company believes that, based upon its current knowledge of the facts of the case, it has meritorious defenses to the claims made and intends to defend the suit vigorously. The Company does not believe that the outcome of this lawsuit will have a material adverse effect on the Company's financial position, results of operations or cash flows. The Company has begun to install digital equipment in San Antonio for the purpose of creating a digital overlay and increasing the number of available channels. See ITEM 1. BUSINESS--SERVICE OFFERINGS AND MARKETING.

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

    The Company did not pay dividends on its Common Stock during the year ended December 31, 1997.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following table sets forth selected historical financial data for the Company and the Company's Cleveland, Ohio market (the "Predecessor") as of February 28, 1993 and 1994, and December 31, 1994, 1995, 1996 and 1997 and for
the years ended February 28, 1993 and 1994, the period from March 1, 1994 to March 8, 1994, the period from March 9, 1994 to December 31, 1994, the period from January 1, 1995 to September 29, 1995, the period from September 30, 1995 to December 31, 1995, and the years ended December 31, 1996 and 1997 which have been derived from the financial statements of Metropolitan Cablevision, Inc. ("Cablevision"), MetroCable, Inc. ("MetroCable"), Metropolitan Satellite Corp. ("Metro Satellite"), ACS Ohio, Inc. and Subsidiaries ("ACS Ohio"), CS Wireless Systems, Inc. and Subsidiaries (formerly ACS Ohio, Inc.) and certain assets of Atlantic Microsystems, Inc. and the Company, which have been audited by independent public accountants. Period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance due to the acquisition of the Predecessor on March 9, 1994 by ACS Enterprises, Inc. ("ACS Enterprises"), the subsequent acquisition of the Predecessor on September 29, 1995 by CAI and the contribution of certain wireless cable television assets comprising various domestic markets by CAI and Heartland at the

Contribution Closing. Additionally, on October 11, 1996 the Company acquired certain assets in certain Midwest markets in connection with the USA Wireless Acquisition. As a result of the acquisitions, financial information for periods through March 8, 1994, periods from March 9, 1994 through September 29, 1995 and periods subsequent to September 29, 1995 is presented on different cost bases and, therefore, such information is not comparable.

    The information contained herein should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the Financial Statement and Notes thereto of the Company and the Predecessor as included on the pages immediately following the index to Consolidated Financial Statements appearing on page F-1.

                                                               PREDECESSOR
                                  ---------------------------------------------------------------------      COMPANY
                                                                                                         ---------------
                                  YEAR ENDED FEBRUARY                                                     SEPTEMBER 30,
                                           28           MARCH 1, 1994   MARCH 9, 1994   JANUARY 1, 1995      1995 TO
                                  --------------------   TO MARCH 8,   TO DECEMBER 31,   TO SEPTEMBER     DECEMBER 31,
                                    1993      1994(1)      1994(1)         1994(2)        29, 1995(2)        1995(3)
                                  ---------  ---------  -------------  ---------------  ---------------  ---------------
                                                                      (IN THOUSANDS)
Statement of operations data:
Revenues........................  $   5,190  $   5,267    $     116       $   4,332        $   6,170        $   2,301
Costs and expenses, excluding
  depreciation and
  amortization..................      5,461      4,256           76           3,454            5,441            2,103
Depreciation and amortization...      1,560        836           10           1,571            3,020            1,796
Operating income (loss).........     (1,831)       175           30            (693)          (2,291)          (1,598)
Interest expense................      6,356      2,846           39              62              233                2
Net loss........................     (8,137)    (2,162)          (9)           (576)          (1,875)          (1,207)
Balance Sheet data (at period
  end):
Total assets....................      4,581      3,797       --              19,741           --               75,688
Total debt (excluding accrued
  interest).....................     35,190     10,117       --               2,471           --                  112
Total equity (deficit)..........    (58,371)   (10,846)      --              15,375           --               60,316
Other data:
EBITDA(4).......................      1,429      1,011           40             878              729              198


                                   YEAR ENDED     YEAR ENDED
                                  DECEMBER 31,   DECEMBER 31,
                                     1996(3)        1997(3)
                                  -------------  -------------

Statement of operations data:
Revenues........................    $  22,738      $  26,920
Costs and expenses, excluding
  depreciation and
  amortization..................       27,192         30,825
Depreciation and amortization...       20,345         26,858
Operating income (loss).........      (24,799)       (30,763)
Interest expense................       24,959         31,995
Net loss........................      (28,527)       (52,565)
Balance Sheet data (at period
  end):
Total assets....................      414,237        370,703
Total debt (excluding accrued
  interest).....................      276,276        288,299
Total equity (deficit)..........      124,834         72,229
Other data:
EBITDA(4).......................       (4,454)        (3,905)

----------------------------------

(1) Through March 8, 1994, the wireless cable television system serving the Predecessor was comprised of MetroCable (and its predecessor, Cablevision) and Metro Satellite. The selected historical financial information has been derived from the financial statements of (i) Cablevision for the period from March 1, 1992 to June 3, 1993 and MetroCable for the period from June 4, 1993 to March 8, 1994 and (ii) Metro Satellite for the period March 1, 1993 to March 8, 1994.

(2) From March 9, 1994 through September 29, 1995, ACS Ohio provided wireless cable television service to the Predecessor. The selected historical financial information has been derived from the financial statements of ACS Ohio for the period from March 9, 1994 to September 29, 1995.

(3) Subsequent to September 29, 1995, the Company provided wireless cable television service as the Predecessor. The selected historical financial information has been derived from the financial statements of CAI Wireless Systems, Inc. and Subsidiaries and certain assets of Atlantic Microsystems, Inc. for the period from September 30, 1995 to December 31, 1995, and the financial statements of the Company for the years ended December 31, 1996 and 1997.

(4) EBITDA means earnings before interest expense, income taxes, depreciation, amortization and other non-cash charges. EBITDA is a financial measure commonly used in the Company's industry and it is a widely accepted financial indicator of a company's ability to service and/or incur debt. However, EBITDA should not be considered as an alternative to cash flow from operating activities (as determined in accordance with generally accepted accounting principles "GAAP") as an indicator of operating performance or as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    ACS Ohio was formed as a wholly owned subsidiary of ACS Enterprises in December 1993, for the purpose of purchasing two related companies, MetroCable and Metro Satellite, that together comprised the wireless cable system serving the Cleveland, Ohio metropolitan area. MetroCable was formed on June 4, 1993 as the successor in interest to Cablevision. ACS Enterprises was acquired by CAI on

September 29, 1995. ACS Ohio became a direct subsidiary of CAI upon the merger of ACS Enterprises with and into CAI as of September 29, 1995. Financial information for the period January 1, 1996 through February 23, 1996 reflects the combined financial position and results of operations for the Company's wireless cable system serving the Cleveland, Ohio metropolitan area, which includes the accounts of the Company and certain assets of an affiliated company, Atlantic Microsystems, Inc. CAI and Heartland contributed to the Company certain wireless cable television assets comprising various domestic markets at the Contribution Closing. For the period subsequent to February 23, 1996, the Company's consolidated financial statements include the results of operations of the entities and assets contributed to the Company at the Contribution Closing, which are collectively referred herein as the February 23, 1996 Contributions. Additionally, on October 11, 1996 the Company acquired certain Midwest markets in connection with the USA Wireless Acquisition.

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

RESULTS OF OPERATIONS

    With respect to the discussion of the results of operations of the Company and the Predecessor, the results presented are comprised of financial information for the following entities and periods:

                 TWELVE MONTHS ENDED DECEMBER 31, 1996 AND 1997

The Company.......................  Twelve months ended December 31, 1996 and 1997

                           TWELVE MONTHS ENDED DECEMBER 31, 1995

ACS Ohio..........................  January 1, 1995 to September 29, 1995
The Company and Certain Assets of
Atlantic Microsystems, Inc........  September 30, 1995 to December 31, 1995

    Period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance due to the acquisition of MetroCable and Metro Satellite on March 9, 1994 by ACS Ohio and the subsequent acquisition of ACS Ohio on September 29, 1995 by CAI. ACS Ohio had no operations prior to March 9, 1994, when it acquired MetroCable and Metro Satellite in a stock acquisition accounted for under the purchase method of accounting. MetroCable commenced operations on June 4, 1993 as successor in interest to Cablevision. Metro Satellite had been in operation for several years prior to its acquisition. As a result of the acquisitions, financial information for periods through March 8, 1994, periods from March 9, 1994 through September 29, 1995 and periods subsequent to September 29, 1995 is presented on a different cost basis and, therefore, such information is not comparable.

   YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

    REVENUE. Revenue primarily consists of monthly fees paid by subscribers for basic programming, premium programming and equipment rental. Revenues were $26.9 million in 1997 compared to $22.7 million in 1996, an increase of 18.5% The increase in revenue for the periods presented is primarily due to average subscribers increasing to approximately 65,390 for 1997 (excluding 2,070 subscribers relating to the Story City, Iowa market of which CS assumed operational control as of December 30, 1997) compared to approximately 54,375 for the prior year period, an increase of 20.3%. The increase in subscriber levels is attributed to the February 23, 1996 Contributions and the USA Wireless Acquisition. The increase in revenue attributed to subscriber growth was partially offset by a decrease in average recurring revenue per subscriber to approximately $34.31 from approximately $34.85 for the comparable prior year period.

    SYSTEMS OPERATIONS. Systems operations primarily include programming costs, channel lease payments, transmitter site and tower rentals, and other costs of providing service. Programming costs (with the exception of minimum payments) and channel lease payments (with the exception of certain fixed payments) are variable expenses which generally increase as the number of subscribers increases. Systems operations was $15.0 million for 1997 compared to $13.3 million in 1996, an increase of 12.7%. The increase in systems operations for 1997 compared to the prior year period is primarily due to the increase in the subscriber base brought about by the February 23, 1996 Contributions and the USA Wireless Acquisition, and, to a lesser extent, costs associated with the preparations to launch digital video and high speed Internet access services in Dallas, with no comparable amount in 1996.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses ("SG&A") was $15.8 million in 1997 compared to $14.0 million in 1996, an increase of 12.8%. The increase in SG&A for 1997 compared to the prior year period is principally due to (i) increased costs associated with the preparations for the anticipated launch of digital video and high speed Internet access services in Dallas, Texas totaling $1.7 million in 1997, with no comparable amount in 1996 (ii) non-recurring severance payments to former executives totaling approximately $1 million in 1997 with no comparable amounts in 1996 (See ITEM 11. EXECUTIVE COMPENSATION), and (iii) certain costs associated with the subscriber base brought about by the February 23, 1996 Contributions and the USA Wireless Acquisition. The aforementioned increase in SG&A was partially off-set by a decrease in SG&A at the operating system level of approximately $2.0 million. The decrease in SG&A at the operating system level is principally due to the Company implementing a no-growth strategy in its analog markets pending deployment of digital technology.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense includes depreciation of systems and equipment, amortization of licenses and leased license investment, goodwill and other intangible assets. Depreciation and amortization expenses was $26.9 million in 1997 compared to $20.3 million in 1996, an increase of 32.5%. The increase in depreciation and amortization expense in 1997 is attributed to current year acquisitions of property, equipment and intangible assets totaling approximately $27.5 million.

    OPERATING LOSS. The Company generated operating losses of $30.8 million in 1997 compared to $24.8 million in 1996, a 24.1% increase. Consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") was a negative $3.9 million in 1997 compared to a negative $4.4 million in 1996, a 12.3% favorable increase. The increase in the Company's operating loss is primarily due to incremental net operating costs associated with the February 23, 1996 Contributions and the USA Wireless Acquisition and increased systems operations, SG&A, depreciation and amortization. The favorable increase in negative EBITDA during 1997 is attributed to EBITDA at the analog system level improving to $6.0 million in 1997 from $1.3 million in 1996, partially offset by an increase in non-recurring SG&A at the corporate level and start-up costs associated with the preparations to launch digital video and high speed Internet access services in Dallas, Texas, with no comparable amounts in 1996.

    INTEREST INCOME. Interest income was $5.5 million in 1997 compared to $6.6 million in 1996. The Company consummated a private placement of $400.0 million of the Old Discount Notes on February 23, 1996, resulting in net proceeds of $219.7 million (net of debt issuance costs of $9.8 million, but prior to certain distributions made in connection with the Participation Agreement--See NOTE 2 TO CONSOLIDATED FINANCIAL STATEMENTS). The Old Discount Notes were subsequently exchanged for the New Discount Notes. See ITEM 1. BUSINESS--GENERAL. The decrease in interest income is primarily due a decrease in the average invested balance, partially offset by cash equivalents being invested for a shorter period in 1996 compared to 1997.

    INTEREST EXPENSE. Interest expense was $32.0 million in 1997 compared to $25.0 million in 1996. Interest expense during the year ended December 31, 1997 included (i) non-cash interest and accretion of deferred debt issuance costs of $30.4 million related to the New Discount Notes and (ii) non-cash interest of $1.1 million relating to the Heartland Long-Term Note issued by the Company in connection with the February 23, 1996 Contributions and $0.4 million relating to the BTA auction payable. Interest expense during the year ended December 31, 1996 included non-cash interest and accretion of deferred debt issuance costs of $23.5 million related to the New Discount Notes and $1.5 million, primarily relating to the Heartland Long-Term Note.

    EQUITY IN LOSSES OF AFFILIATES. The Company's equity in net operating losses of affiliates was $1.3 million in 1997. Equity in losses of affiliates during 1997 represent losses from TelQuest Satellite Services LLC in which the Company acquired a 25% interest, Television Interactiva del Norte, S.A de C.V. in which the Company has an approximate 39% interest and Television Inalambrica, S.A. de C.V. in which the Company has an approximate 49% interest. The Company acquired its 25% interest in TelQuest Satellite Services LLC on August 4, 1997. The Company acquired its interest in the other two companies in September 1997. See ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--TELQUEST AND ACQUISITIONS OF FOREIGN INTERESTS FROM HEARTLAND.

    OTHER INCOME. Other Income is primarily comprised of a gain on sale of assets. On May 27, 1997 the Company sold to BellSouth Corporation, pursuant to the July 25, 1996 purchase agreement, certain assets for approximately $16.4 million, resulting in a gain of approximately $0.7 million. See ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--ATLANTA SUBURBS MARKET.

    INCOME TAX BENEFIT. As discussed more fully in Note 9 to the Consolidated Financial Statements, the Company recognized income tax benefits related to the Company's losses before income taxes of $5.4 million in 1997, compared to $14.6 million for the comparable prior year periods. The Company recognized income tax benefits to the extent of future expected reversals of existing taxable temporary differences.

    NET LOSS. The Company has recorded net losses since inception. The Company incurred net losses of $52.6 million during 1997 compared to $28.5 million during the prior year period. As previously discussed, although the Company's total revenue increased 18.5% from 1996 to 1997, the Company's net losses have increased due to increased SG&A, system operations, depreciation and amortization and interest expense. The Company expects to continue to incur net losses throughout 1998 and beyond.

   YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

    REVENUES. Revenues were $22.7 million in 1996 compared to $8.4 million in 1995, an increase of 170.2% The increase in revenues for the periods presented is primarily due to the increase in subscribers brought about by the February 23, 1996 Contributions. The Company had 11 systems in operation at December 31, 1996 compared to one system (Cleveland, Ohio) in operation at December 31, 1995.

    OPERATING EXPENSE. Operating expenses were $47.5 million in 1996 compared to $12.4 million for 1995. The $35.1 million increase is attributable to increases in systems operations of $10.4 million (1996-- $13.3 million; 1995--$2.9 million), increases in selling, increases in general and administrative expenses of $9.3 million (1996--$13.9 million; 1995--$4.6 million) and increases in depreciation and amortization expense of 15.5 million (1996--$20.3 million; 1995--$4.8 million). These increases are primarily due to increases in the subscriber base and subscriber equipment resulting from the February 23, 1996 Contributions, and an increase in the Company's corporate and executive staff to support the Company's overall growth.

    INTEREST EXPENSE. Interest expense was $25.0 million in 1996 compared to $0.2 million in 1995. Interest expense during the year ended December 31, 1996 included (i) non-cash interest and accretion of deferred debt issuance costs of $23.5 million related to the New Discount Notes and (ii) other non-cash interest of $1.5 million primarily relating to the Heartland Long-Term Note.

    NET LOSS. The Company has recorded net losses since inception. The Company incurred net losses of $28.5 million during 1996 compared to $3.1 million in 1995. As previously discussed, although the Company's total revenue increased 170.2% from 1996 to 1997, the Company's net losses have increased due to increased SG&A, system operations, depreciation and amortization and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

    The wireless cable television business is a capital intensive business. Funds are required for the lease or acquisition of channel rights, the acquisition of wireless cable systems, the construction of system Headend and transmission equipment, the conversion of analog systems to digital technology, and start-up costs related to the commencement of operations and subscriber installation costs. To date, the primary source of capital of the Company has been from the net proceeds from the sale of the Old Discount Notes. The Company intends to finance its future capital requirements through a combination of the issuance of debt and equity securities, the disposition of wireless cable systems that are inconsistent with the Company's business strategy, the incurrence of loans and the assumption of debt and other liabilities in connection with acquisitions.

    During 1997, the Company's strategy has been to conserve capital pending (i) the implementation of digital video compression technology and (ii) the launch of the Company's high speed Internet access product. The Company's principal vendor for digital equipment, General Instrument, is currently working to resolve certain system integration problems with respect to the digital Headend and converter boxes for its proposed digital video system. Based on its own analysis and advice from its equipment vendors, the Company believes that these system integration issues will be resolved. The Company now expects the launch of a compressed digital video product to occur during the second quarter of 1998.

    The Company has entered into an agreement with General Instrument pursuant to which the Company agreed to purchase up to 200,000 digital converter boxes and other digital equipment over the three year term. The Company may cancel its minimum purchase obligation of 200,000 units by paying a $5 per box cancellation fee. The Company's anticipated 1998 payments for converter boxes represent a significant financial commitment and have been included in the Company's estimates of capital expenditures for 1998. See ITEM 1. BUSINESS--SERVICE OFFERINGS AND MARKETING.

    For 1998, the Company has budgeted approximately $45.2 million in capital expenditures, including approximately $13.1 million for digital subscriber installations, $9.3 million for analog subscriber installations, $2.6 million for Headend and transmission equipment, $0.9 million relating to the build-out of markets to accommodate a new line of business, Internet access, $3.7 million to begin conversion of the Company's San Antonio analog markets to a hybrid digital format, and $15.6 for strategic investments in items such as channel capacity. The level of capital expenditures incurred for customer installations is primarily variable and dependent on the customer installation activities of the Company. Therefore, actual customer installation expenditures may be more or less than the Company's estimate. Further significant capital expenditures for customer installations are expected to be incurred by the Company in 1999 and subsequent years. For 1999, the Company has budgeted approximately $50.0 million of additional capital expenditures. Based upon the Company's current operating plans, the Company believes that its available cash will provide sufficient funds to meet its needs through the first quarter of 1999.

    The Company expects to launch its first digital video market in the second quarter of 1998 in Dallas, depending on the availability of digital equipment and the successful integration and construction of the necessary infrastructure. The Company will commit additional resources to its marketing efforts with respect to its Internet access business. In addition, the Company began converting its analog system in San Antonio, Texas to a hybrid digital format. The Company is evaluating its other markets to determine where and when to convert existing analog markets to digital or offer hybrid digital services in conjunction with existing or planned analog services. However, in the interim, the Company intends to minimize capital expenditures in its analog markets.

    The key components of a new digital Headend system are (1) the compression center, (2) the transmitter site and, (3) repeater sites and microwave or other links, as necessary. The Company estimates that the launch of a new digital wireless cable system in a typical market will require capital expenditures for the compression center of approximately $1.3 million and approximately $1.3 million for the transmitter site, based on utilizing satellite services such as offered by TelQuest Satellite Services LLC (see NOTE 3 TO CONSOLIDATED FINANCIAL STATEMENTS). The capital expenditures associated with facilities vary significantly by market as do capital expenditures associated with microwave and other links. In total, with a satellite services solution, a new digital system is estimated to cost approximately $3.3 million. Without a satellite services solution, a new digital system is estimated to cost approximately $6.0 million. The capital expenditures associated with acquiring and installing each digital subscriber in a single family residence are estimated at approximately $700, based on a one terminal configuration. Also, the capital expenditures required to modify an existing analog Headend to offer a hybrid digital service are estimated to range from $100,000 to $800,000 depending upon the number of local digitized channels required.

    The Company's Dallas/Fort Worth system is ultimately expected to require additional repeater sites and the construction of an additional transmitter site in Fort Worth. The capital associated with a typical high power repeater site is estimated at approximately $800,000. In total, the capital expenditures estimated for the buildout of the Dallas/Fort Worth market are $7.5 million, inclusive of the compression center, transmitter site costs, repeater sites, microwave links, building and towers and warehouse and lab equipment. Approximately $1.6 million of the remaining total Headend cost is budgeted for 1998.

    The Company estimated that the launch of a new analog wireless cable system in a typical market requires aggregate capital expenditures of less than $750,000. The incremental capital associated with acquiring and installing each analog subscriber is estimated at $350, based on a one terminal configuration.

    Although each of the Company's analog operating systems has incurred operating losses since inception, seven of the ten operating systems (excluding Story City, Iowa which the Company assumed control of effective December 30,
1997) achieved positive earnings before interest, taxes, depreciation, and amortization ("EBITDA") in 1997 compared to three systems in 1996. EBITDA is a financial measure commonly used in the industry but is not intended to represent cash flows, as determined in accordance with GAAP, as an indicator of operating performance. EBITDA should not be considered a substitute for measures of performance prepared in accordance with GAAP. The combined cash flow from operating activities of the Company's analog operating systems has to date been insufficient to cover the combined operating expenses of such systems. Until sufficient cash flow is generated from operations, the Company will utilize its current capital resources and may seek external sources of funding to satisfy its capital needs. There can be no assurance that the Company will be able to secure its capital requirements on terms and conditions satisfactory to the Company. Accordingly, in the event the Company is unable to secure funding for capital requirements on satisfactory terms and conditions, the ability of the Company to develop and expand operations and satisfy its indebtedness would be materially adversely affected.

    Cash provided by operations was $3.1 million in 1997, $2.4 million in 1996 and $2.1 in 1995. The increase in cash provided by operating activities during 1997 was primarily due to a $4.7 million increase in EBITDA in the analog markets from $1.3 million in 1996 to $6.0 million in 1997, partially offset by increasing corporate SG&A costs and certain costs associated with the activities preparing for the launch of digital video and high speed Internet access services in Dallas, Texas. The decrease in cash provided from operations in 1996 was due to increased corporate SG&A associated with an increase in the Company's corporate and executive staff to support the Company's overall growth.

    Net cash used in investing activities was $24.2 million in 1997, $27.3 million in 1996 and $5.8 million in 1995. Cash used in investing activities primarily relates to the acquisition and installation of subscriber receive-site equipment, the acquisition of certain wireless cable channel rights, the investments in assets held for sale, the investment in equity affiliates, partially offset by the sale of wireless cable channel rights which are not a part of the Company's strategic plan. The decrease in cash used in investing activities during 1997 is primarily due to the proceeds from the assets held for sale partially off-set by the investment in equity affiliates and restricted cash with no comparable amounts in the corresponding prior year period. The increase in cash used in investing activities during 1996 is attributed to the acquisition of certain intangible assets and the issuance of notes to affiliates in 1996 with no comparable amounts in 1995. Additionally, the acquisition and installation of subscriber equipment increased to $13.2 million in 1996 from $5.8 million in 1996 principally due to increased subscriber levels resulting from the February 23, 1996 Contributions.

    Net cash used in financing activities was $17.5 million in 1997. Net cash provided from financing activities was $137.7 million in 1996 and $3.2 million in 1995. As discussed more fully in Note 6 of the notes to the Consolidated Financial Statements, cash used in financing activities during 1997 is primarily attributed to the repayment of $2.1 million of indebtedness related to the USA Wireless Acquisition and the repayment of approximately $15 million of the Heartland Long-Term Note. As discussed more fully in Note 6 of the notes to the Consolidated Financial Statements, cash provided by financing activities during the year ended December 31, 1996 primarily represents the net proceeds from the sale of the Old Discount Notes reduced by cash distributed in connection with the February 23, 1996 Contributions, the repayment of a $25.0 million note to Heartland, payments on the BTA auction payable and the payment of certain notes associated with the USA Wireless Acquisition. Net cash provided by financing during the year ended December 31, 1995 is related to advances from CAI and ACS Ohio.

    In 1996, the FCC conducted the BTA Auction of available commercial wireless cable spectrum in 487 BTAs and six additional BTA-like geographic areas around the country. CAI was the high bidder for 32 BTA authorizations, for a total of $48.8 million of which $12.6 million relates to the Company's markets, including $6.0 million of BTA licenses that were conveyed to Bell South (see "Operational and Planned Markets"). Heartland was the high bidder for 93 BTA authorizations, for a total of $19.8 million of which $4.2 million relates to the Company's markets. Pursuant to the Participation Agreement, CAI and Heartland are obligated to convey to the Company, at their cost, and the Company has agreed to purchase, any rights acquired in the BTA Auction relating to the Company's markets. The FCC has approved the assignment of all of CAI's BTAs to the Company other than the BTAs relating to the Stockton and Cleveland markets. The Company and Heartland have entered into a BTA Lease and Option Agreement pursuant to which Heartland leases to the Company 10 BTAs and portions of four additional BTAs purchased by Heartland. The Company has the option to purchase the leased BTAs. In connection with the agreement, the Company's right to certain BTAs reverted back to Heartland in exchange for corresponding decrease in the BTA payable. As of December 31, 1997, the Company's obligation relating to BTAs are approximately $0.6 million to CAI, $3.5 million to Heartland and $0.3 million to unaffiliated entities.

INCOME TAX MATTERS

    The Company and its subsidiaries have net operating loss carryforwards ("NOL's") at December 31, 1997, for income tax purposes totaling approximately $39.4 million which begin to expire in 2010. Approximately $9.0 of these NOL's are subject to annual limitation and the separate return limitation year rules. See NOTE 9 TO CONSOLIDATED FINANCIAL STATEMENTS.

INFLATION

    Management does not believe that inflation has a material impact on the Company's results of operations. Management believes it will be able to increase customer rates to keep pace with inflationary increases in costs without a significant decline in the number of customers.

THE YEAR 2000 ISSUE

    The Company is in the process of assessing issues relating to what is generally referred to as the Year 2000 Issue. As of the date of this report, the Company has not determined whether it has a material Year 2000 Issue. Based on preliminary information, the Company believes that it will be able to implement successfully the systems and programming changes necessary to address the Year 2000 Issue, and does not expect the cost of such changes to have a material impact on the Company's financial position, results of operation or cash flows in future periods.

FORWARD LOOKING INFORMATION AND RISK FACTORS

    The Company or its representatives may make forward looking statements, oral or written, including statements in this Report's Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and filings with the Commission, regarding estimated future operating results, planned capital expenditures (including the amount and nature thereof) and the Company's financing plans, if any, related thereto, increases in subscribers and the Company's financial position and other plans and objectives for future operations. There can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. Among the factors that could cause actual results to differ materially from the Company's expectations are general economic conditions, competition, government regulations and other factors set forth among the risk factors noted below or in the description of the Company's business in Item 1 of this Report, as well as factors contained in the Company's other securities filings.

    Generally, forward looking statements include words or phrases such as "management believes," the "Company anticipates," the "Company expects" and words and phrases of similar import. Forward looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995.

    All subsequent oral and written forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. The Company assumes no obligation to update any of these statements.

    SUBSTANTIAL LEVERAGE AND ABILITY TO SERVICE DEBT. As of December 31, 1997, the Company had outstanding indebtedness of approximately $288.3 million. For the years ended December 31, 1996 and December 31, 1997, earnings were insufficient to cover fixed charges by $43.2 million and $58.0 million, respectively. The ability of the Company to meet its debt service requirements will depend upon achieving significant and sustained growth in the Company's cash flow. The Company currently anticipates that working capital and revenues generated from the operation of its wireless cable systems should be sufficient to make principal and interest payments on the Company's indebtedness as they become due. However, there can be no assurance that the Company's operations will generate sufficient cash flow to pay such obligations. The Company's ability to generate such cash flow is subject to a number of risks and contingencies. Accordingly, there can be no assurance as to whether or when the Company's operations will become profitable or whether the Company will have sufficient resources to meet its debt service obligations as they become due.

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

    The Company has a limited operating history. Given the Company's limited operating history, there is no assurance that the Company will be able to achieve operating income and to compete successfully in the subscription television industry.

    NEED FOR ADDITIONAL FINANCING FOR CAPITAL EXPENDITURES AND OPERATIONS. The Company's business requires substantial investment to finance capital expenditures and operating expenses for subscriber growth and systems development. The Company has budgeted capital expenditures of approximately $45.2 million for 1998. The Company believes that working capital and revenues generated from operations will provide sufficient funds to meet its needs for approximately the next twelve months. Capital expenditures in excess of such resources may be financed, in whole or in part, by the Company through debt or equity financings, subscriber equipment lease financings, joint ventures or other arrangements. There is no assurance that any additional financing necessary to expand the build-out of the Company's wireless cable systems or to acquire new systems will be available on satisfactory terms and conditions, if at all. Further, there is no assurance the Company could obtain additional capital within the limitations of the Indenture governing the terms of the New Discount Notes. Additional debt could result in a substantial portion of the Company's cash flow from operations being dedicated to the payment of principal and interest on such indebtedness, may render the Company more vulnerable to competitive pressures and economic downturns and could impose restrictions on the Company's operations. To the extent that future financing requirements are satisfied through the issuance of equity securities, the Company's stockholders could experience dilution. Failure to obtain additional financing could adversely affect the growth of the Company and its ability to compete successfully in the subscription television industry.

    HIGHLY COMPETITIVE INDUSTRY. The subscription television industry is highly competitive. The Company's principal subscription television competitors in each market are traditional hard-wire cable, DBS service providers and private cable operators. Hard-wire cable companies generally are well-established and known to potential customers and have significantly greater financial and other resources than the Company. Premium movie services offered by cable television systems have encountered significant competition from the home video cassette recorder industry. In areas where several local off-air VHF/ UHF broadcast channels can be received without the benefit of subscription television, cable television systems also have faced competition from the availability of broadcast signals generally and have found market penetration to be more difficult. Legislative, regulatory and technological developments may result in additional and significant competition, including competition from local telephone companies and LMDS, the proposed new wireless service for which spectrum will be auctioned by the FCC in 1998.

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

    New and advanced delivery technologies for the subscription television industry, including digital compression, fiber optic networks, DBS transmission and LMDS, are in various stages of development. These technologies are being developed and supported by entities, such as hard-wire cable companies, telephone long distance companies, RBOCs and other large telecommunications companies, that have significantly greater financial and other resources than the Company. These new technologies could have a material adverse effect on the demand for wireless cable services. There can be no assurance that the Company will be able to compete successfully with existing hard-wire cable competitors or new entrants in the market for subscription television services.

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

    NEW APPLICATIONS OF THE MMDS SPECTRUM. The Company is pursuing alternative uses of its MMDS spectrum, many of which uses rely on technology that is currently being developed by the Company and other MMDS operators and vendors. There can be no assurance that such technology development will continue, or that it will result in technologically-viable MMDS systems. Additionally, alternative uses of MMDS spectrum have not been commercially deployed in any meaningful manner to date by any MMDS operator. There can be no assurance that such alternative uses can be deployed in a commercially reasonable manner, that such uses will gain consumer acceptance, or that alternative uses of the MMDS spectrum can be developed into a profitable business by the Company.

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

    DIGITAL TECHNOLOGY NOT COMMERCIALLY AVAILABLE. Currently, wireless cable companies can offer up to 33 6 MHz channels of educational and commercial programming. The ability to offer substantially more programming utilizing existing wireless channel capacity is dependent on effectively applying digital technology. FCC approval is required before the Company's wireless cable systems can be converted to digital technology. The FCC has issued a Declaratory Ruling and Order which effectively established interim rules to govern the transition from analog to digital technology. The FCC has yet to commence a rulemaking proceeding to adopt permanent rules. There can be no assurance as to what permanent rules and policies the FCC will adopt to govern the use of digital technology, which such rules and policies will be adopted, or the Company's ability to comply with those rules and policies. It is anticipated that digital technology will be commercially available in sufficient production in 1998. It is also expected that the cost of digital equipment will exceed the cost of analog equipment. There can be no assurance, however, that digital converter boxes and other equipment necessary to implement digital technology, including satellite delivery of digital signals, will be available on this timetable. Conversion from current analog technology to digital technology will not take place in all markets simultaneously. The Company intends to begin the build out and conversion of some of its markets using digital technology in 1998.

    LAUNCH OF DIGITAL SYSTEMS. The Company intends to launch digital video and devote additional resources to Internet access services in its Dallas market in the second quarter of 1998. The ability of the Company to successfully launch these services is dependent upon several factors, including, without limitation, the availability of adequate facilities and equipment to support a digital MMDS system, as well as the receipt of requisite regulatory approvals. The Company was granted a series of related modification applications requesting authority to operate a 50 watt digital video system in Dallas; certain modification applications remain pending. The FCC has granted MMDS licensees the authority to offer one-way Internet access (using a traditional telephone line return path) without any further regulatory hurdles. The Company has received from the FCC developmental authority for two-way flexible use of two channels in its Dallas market, on a test basis; such authority expires on April 11, 1998, but a request for renewal will be filed prior to such date. There can be no assurance that the Company will be granted authority with respect to any of its remaining applications or that the commercial deployment of any new products for which authority has been or will be granted will be successful. Further, there can be no assurance that, even if such tests of two-way flexible use of the MMDS spectrum are successful and permanent authority is granted by the FCC to the Company, that two-way flexible use could be successfully deployed in a commercial manner, and if so deployed, would be profitable.

    In order for the Company to launch a digital subscription television service in any market in which it now has or may in the future have a digital MMDS transport system, the Company must have access to pre-digitized, compressed programming. The Company has entered into an agreement with TelQuest Satellite Services LLC which the Company believes will be able to provide it with the pre-digitized, compressed programming necessary to launch digital subscription television in Dallas. See ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--TELQUEST. If, however, that company is unable to assure delivery to CS with sufficient digital programming to launch a digital subscription television service, the Company would have to construct its own digital compression center. The Company estimates the cost of constructing a digital compression center to be approximately $6.0 million, based on information available to the Company as of the date hereof. Access to pre-digitized, compressed programming, either through a third party provider or construction of a digital compression center, must be secured for each market in which CS desires to launch a digital subscription television service.

    RESTRICTIONS IMPOSED BY GOVERNMENT AND COMMUNITY REGULATION. The wireless cable industry is regulated by the FCC. The FCC governs, among other things, the issuance, renewal, assignment, transfer and modification of licenses necessary for wireless cable systems to operate and the time afforded to licensees to construct their facilities. The FCC requires fees for certain applications and licenses, and mandates that certain amounts of educational, instructional or cultural programming be transmitted over certain of the channels used by the Company's existing and proposed wireless cable systems. In the 50 largest markets, the FCC has authorized up to 33 channels (constituting a spectrum bandwidth of 198 MHz) primarily for wireless cable transmission of video programming. In smaller markets, the FCC has authorized up to 33 channels (constituting a spectrum bandwidth of 196 MHz). Up to 13 MMDS channels can be licensed by the FCC to commercial operators for full-time usage without programming restrictions. The remaining ITFS channels typically are authorized for educational purposes, although excess capacity can be leased to wireless cable operators, subject to certain programming restrictions. Licenses for both MMDS and ITFS channels are granted based upon applications filed with the FCC. FCC approval also is required for assignment of existing licenses or transfer of control of license holders. The FCC imposes restrictions and conditions upon the use, control and operation of channels. FCC licenses are limited in duration and subject to renewal procedures. While current FCC rules are intended to promote development of a competitive subscription television industry, the statutes, rules and regulations affecting the subscription television industry could change, and any future changes in FCC rules, regulations, policies or procedures could have a negative impact on the industry as a whole, and on the Company in particular.

    In addition, wireless cable operators are subject to regulation by the FAA with respect to construction of transmission towers and to certain local zoning regulations affecting construction of towers and other facilities. There also may be restrictions imposed by local authorities, neighborhood associations and other similar organizations limiting the use of certain types of reception equipment used by the Company. Future changes in the foregoing regulations or any other regulations applicable to the Company could have a material adverse effect on the Company's results of operations and financial condition.

    DEPENDENCE ON CHANNEL LEASES AND LICENSES; NEED FOR LICENSE
EXTENSIONS. ITFS licenses generally are granted for a term of 10 years and are subject to renewal by the FCC. MMDS licenses generally will expire on May 1, 2001. FCC licenses also specify construction deadlines which, if not met, could result in the loss of the license. Requests for additional time to construct a channel may be filed and are subject to review pursuant to FCC rules. Certain of the Company's ITFS channel rights are subject to pending extension requests and it is anticipated that additional extensions will be required. There can be no assurance that the FCC will grant any particular extension request or license renewal request. For most of its channel rights, the Company is dependent upon leases of transmission capacity with various third-party license holders. The Company's channel leases typically cover four ITFS channels and/or one to four MMDS channels each. Under the rules of the FCC, the term of leases for ITFS channels, which constitute up to 20 of the 33 available wireless channels within any major wireless cable market, may not exceed 10 years. There is no such restriction on MMDS leases. Following the expiration of the initial term of a lease for ITFS channels, the leases under which the Company operates generally provide that, for a specified period of time, which is typically one year, the ITFS license holders may negotiate for the lease of channel capacity for one or more additional renewal terms with only the Company or its sublessor. In addition, if a renewal agreement is not reached within a specified time during which only the Company or its sublessor has the use of the channel capacity, the Company will thereafter typically have, for an additional specified period of time, a right of first refusal to match any competing offers from one or more third parties. Because the ITFS license holders have generally received their FCC licenses within the last 10 years, the Company and other similarly situated entities in the industry have had little or no experience negotiating renewals of ITFS channel lease agreements. The Company anticipates, however, that it will be able to negotiate additional renewals with either the incumbent license holder, or with successor license holders, although there is no assurance that it will be successful in doing so. The MMDS channel leases held by the Company generally grant the Company the right to renew the channel lease. All ITFS and MMDS channel leases are dependent upon the continued validity of the corresponding FCC license. The Company anticipates that upon the expiration of the current license terms, all such FCC licenses will be renewed following completion of the FCC review process, although there is no assurance that such renewal applications will be granted. The termination of or failure to renew a channel license or lease (due to a breach by the Company or its lessor, cancellation of the license held by a third party lessor for failure to timely construct and/or perfect the wireless cable facility or otherwise) or the failure to grant an application for an extension of the time to construct an authorized station, would result in the Company being unable to deliver programming on such channel(s) unless it were able to lease excess capacity from a successor license holder. Such a termination or failure could have a material adverse effect on the Company. In addition, the anticipated conversion to digital technology and the use of channels for services other than video may require renegotiation of the Company's channel leases, and there is no assurance that such renegotiated leases will be on terms as favorable as the Company's current leases.

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

    IMPACT OF 1996 ACT. The Act could have a material impact on the wireless cable industry and the competitive environment in which the Company operates. The 1996 Act is intended to result in comprehensive changes to the regulatory environment for the telecommunications industry as a whole. The legislation intends to, among other things, substantially reduce regulatory authority over cable rates. Another provision of the 1996 Act will afford hard-wire cable operators greater flexibility to offer lower rates to certain of their subscribers, and would thereby permit cable operators to offer discounts on hard-wire cable service to the Company's subscribers or prospective subscribers. The legislation will permit telephone companies to enter the video distribution business, subject to certain conditions. The entry of telephone companies into the video distribution business, with greater access to capital and other resources, could provide significant competition to the wireless cable industry, including the Company. In addition, the legislation will afford relief to DBS by exempting DBS providers from local restrictions on reception antennas and preempting the authority of local governments to impose certain taxes.

    CONTROL BY CAI AND HEARTLAND. In connection with the Contribution Closing (described in ITEM 1. BUSINESS--GENERAL) Heartland and CAI entered into a Stockholders' Agreement (as defined) which, among other matters, provides that at all times prior to the Common Stock becoming publicly traded or a sale by CAI of all or substantially all of its Common Stock of the Company, CAI will own more shares of Common Stock than any other stockholder and will maintain operational control of the Company. The Stockholders' Agreement also provides that CAI and Heartland will vote their shares of Common Stock in favor of a board of directors comprised of four members designated by CAI and three members designated by Heartland, thereby enabling CAI and Heartland to effectively elect and control the Company's Board of Directors. Most major decisions require the affirmative approval of at least 70% (seven of nine members) of the Directors of the Company so that neither CAI nor Heartland can unilaterally control major decisions affecting the Company.

    HOLDING COMPANY STRUCTURE. The Company is considering the transfer of ownership of the wireless cable television assets comprising the Company's markets to wholly owned subsidiaries. If such a transfer is effected, the assets of the Company would consist of the outstanding shares of capital stock of such subsidiaries. The Company would then rely on dividends and other advances and transfers of funds from its subsidiaries to provide the funds necessary to meet its debt service obligations. The ability of such subsidiaries to pay such dividends and make such advances and transfers is subject to applicable state laws regulating the payment of dividends. Claims of creditors of the Company's subsidiaries, including general creditors and lenders, generally have priority as to the assets of such subsidiaries over the claims of the Company and the holders of the Company's outstanding indebtedness.

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

NAME                                         AGE                                   POSITION
---------------------------------------      ---      ------------------------------------------------------------------
Jared E. Abbruzzese(1).................          43   Chairman of the Board
Alan Sonnenberg........................          46   Vice Chairman of the Board
David Webb.............................          51   President, Chief Executive Officer and Director
Frank H. Hosea.........................          47   Senior Vice President and Chief Operating Officer
Thomas W. Dixon........................          50   Senior Vice President of Corporate Strategy and Business
                                                        Development
George Parise..........................          36   Acting Chief Financial Officer
James P. Ashman(2).....................          43   Director
Robert D. Happ(1)(2)...................          57   Director
D. Michael Sitton......................          47   Director
Carroll D. McHenry(1)..................          54   Director
Marjean Henderson(2)...................          47   Director

------------------------

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

    Alan Sonnenberg has been Vice Chairman of the Board of Directors of the Company since May 1996 and was President of the Company from February 1996 to May 1996. Mr. Sonnenberg was a director of CAI from September 29, 1995 until his resignation on November 1, 1997. Mr. Sonnenberg served as President of CAI from September 29, 1995, upon the acquisition of ACS Enterprises by CAI, until February 23, 1996, when he became President of the Company. From 1988 until September 29, 1995, Mr. Sonnenberg was Chairman of the Board of Directors and Chief Executive Officer of ACS Enterprises. Mr. Sonnenberg also served as President of ACS Enterprises from 1987 until September 29, 1995. Since 1989, Mr. Sonnenberg has been a director of the Wireless Cable Association International, Inc.

    David Webb has been President, Chief Executive Officer and a director of the Company since January 22, 1997. From the Company's formation on February 23, 1996 until January 22, 1997, Mr. Webb served as a Vice Chairman of the Board of Directors of the Company. Mr. Webb is a co-founder of Heartland and was a director of Heartland from its formation in 1990 until March 1997. From the formation of Heartland in 1990 until January 22, 1997, Mr. Webb held the positions of President and Chief Executive Officer of Heartland. Mr. Webb is also a director of the Wireless Cable Association, Inc.

    Frank H. Hosea has been Senior Vice President and Chief Operating Officer since January 1997. Prior to January, Mr. Hosea held the position of Senior Vice President of Digital Operations from October 1996 to January 1997 and was Vice President of Operations prior to October 1996. Prior to joining the Company, Mr. Hosea served as Vice President of Sales Field Marketing of KBLCOM, Inc., a division of Houston Industries and TimeWarner for 6 years. Mr. Hosea served as Corporate Director of Field Operations for Warner Communications for two years prior to joining KBLCOM, Inc.

    Thomas W. Dixon has been Senior Vice President of Corporate Strategy and Business Development since January 1997. From the Company's formation in February 1996 to January 1997, Mr. Dixon was Senior Vice President of Operations of the Company. Prior to joining the Company, Mr. Dixon served as Senior Vice President of Heartland. He began advising Heartland as an Operations Consultant in March 1992 and joined Heartland in September 1993. From 1985 to March 1992, Mr. Dixon was employed as Vice President/Marketing for LDS, a long distance telephone company.

    George Parise has been the Acting Chief Financial Officer since November, 1997. Mr. Parise also serves as Senior Vice President-Finance for CAI which he joined in April, 1996. Prior to his employment at CAI, Mr. Parise was employed by Bell Atlantic Corporation, most recently as CFO of CellularVision of New York (a joint venture which launched and operated the Local Multipoint Distribution Service system in Brooklyn, New York). Mr. Parise is a Certified Public Accountant and was employed by Ernst & Young, formerly Ernst & Whinney, prior to joining Bell Atlantic Corporation.

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

    Robert D. Happ has been a director of the Company since the Company's formation in February 1996 and a director of CAI since September 1995. Mr. Happ had been the Managing Partner of the Boston, Massachusetts office of KPMG Peat Marwick LLP from 1985 until his retirement in 1994. Mr. Happ is also a director of Galileo Corporation and Cambridgeport Bank.

    D. Michael Sitton has been a director of the Company since May 1996. Mr. Sitton has been President of Sitton Properties & Co., LLC since 1995. Prior to that, Mr. Sitton was the Executive Vice President of Sitton Motor Lines, Inc., a company he co-founded in 1979.

    Carroll D. McHenry has been a director of the Company since May 1997. Mr. McHenry is Chairman of the Board, President and Chief Executive Officer of Heartland. He served as Acting Chief Financial Officer of Heartland from April, 1997 until August 1997. For the prior five years, Mr. McHenry was a senior executive at Alltel, Inc., a national communications holding company, most recently serving as President of Alltel's Communications Service Group, and serving as President of Alltel Mobile Communications, Inc., from July 1992 to May 1995. From 1991 to 1992, Mr. McHenry was Vice President of Cellular Business Development at Qualcomm, Inc. From 1989 to 1991, Mr. McHenry was President, Chief Executive Officer and Chairman of the Board of Celluland, Inc., a franchiser of cellular telephone stores. From 1980 to 1989, Mr. McHenry served in various capacities with Mobile Communications Corporation of America ("MCCA") and as President and Chief Executive Officer of American Cellular Communications, a joint venture between MCCA and BellSouth. Mr. McHenry is a director of Wireless One, Inc.

    Marjean Henderson has been a director since March 1998 when she replaced Allen Wheeler, who resigned in February 1998. Ms. Henderson is the Senior Vice President and Chief Financial Officer of Heartland. Prior to joining Heartland in August, 1997, Ms. Henderson was Senior Vice President and Chief Financial Officer for Panda Energy International, Inc., a global energy company that develops, constructs and finances domestic and international cogeneration facilities through public project debt financing. From 1993 to 1995, Ms. Henderson was Senior Vice President, Chief Financial Officer and Treasurer for Nest Entertainment Inc., an entertainment company that produced home videos and feature length movies, and sells its video series on a subscription basis through direct marketing, direct selling, telemarketing and infomercials.

ITEM 11.  EXECUTIVE COMPENSATION.

    The following table sets forth certain summary information concerning the compensation paid or awarded to the Company's Chief Executive Officer and the other executive officers receiving compensation in excess of $100,000 for the year ended December 31, 1997 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                       ANNUAL COMPENSATION
                                                 ----------------------------------------------------------------
                                                                                       SECURITIES
                                                                                       UNDERLYING
                                                                        OTHER ANNUAL    OPTIONS/      ALL OTHER
NAME AND PRINCIPAL POSITION                        SALARY      BONUS    COMPENSATION     SARS(#)    COMPENSATION
-----------------------------------------------  ----------  ---------  -------------  -----------  -------------
David E Webb, President and Chief Executive
  Officer(1)...................................  $  161,538          0       (2)          200,000              0
Alan Sonnenberg, Vice Chairman(3)..............  $  141,538          0       (2)                0    $   500,000
Thomas W. Dixon, Senior Vice President of
  Corporate Strategy and Business
  Development..................................  $  140,000  $  48,767       (2)           32,000              0
Frank H. Hosea, Senior Vice President and Chief
  Operating Officer............................  $  141,623  $  40,833       (2)           56,000              0
Jeffrey A. Kupp, Senior Vice President and
  Chief Financial Officer(4)...................  $   99,230  $  10,000       (2)           48,000              0

------------------------

(1) Mr. Webb became President and Chief Executive Officer of the Company effective January 22, 1997.

(2) Other annual compensation, including Company-provided vehicle or allowances, life insurance, or membership dues, less than the lesser of 10% of total annual salary and bonus or $50,000 is not presented.

(3) Mr. Sonnenberg entered into a Separation Agreement with the Company in connection with the termination of his employment agreement. See ITEM 11. EXECUTIVE COMPENSATION--EMPLOYMENT AGREEMENTS below.

(4) Mr. Kupp resigned effective October 30, 1997.

COMPENSATION OF DIRECTORS

    Directors who are not officers of the Company are paid an annual fee of $5,000 and a fee of $625 per meeting attended (including committee meetings), plus out-of-pocket expenses. Officers who also serve as directors do not receive fees for serving as directors.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table provides information on options to purchase Common Stock of the Company granted during the fiscal year ended December 31, 1997 to the persons named in the Summary Compensation Table above.

                           OPTION/SAR GRANTS IN 1997

                                               INDIVIDUAL GRANTS
                               -------------------------------------------------              POTENTIAL REALIZABLE
                                                      PERCENT OF                                VALUE AT ASSUMED
                                    NUMBER OF            TOTAL                                ANNUAL RATES OF STOCK
                                   SECURITIES        OPTIONS/SARS                              PRICE APPRECIATION
                               UNDERLYING OPTIONS/    GRANTED TO     EXERCISE OR                 FOR OPTION TERM
                                  SARS GRANTED       EMPLOYEES IN    BASE PRICE   EXPIRATION  ---------------------
NAME                           (NUMBER OF SHARES)        1997          ($/SH)        DATE       5%($)      10%($)
-----------------------------  -------------------  ---------------  -----------  ----------  ---------  ----------
David E. Webb................         200,000                40%           6.50    01/22/07     817,563   1,372,103
Alan Sonnenberg..............               0                N/A            N/A      N/A            N/A         N/A
Thomas W. Dixon..............          32,000               6.4%           6.50    04/02/07     130,810     219,537
Frank H. Hosea...............          24,000               4.8%           6.50    01/02/07      98,108     164,562
                                       32,000               6.4%           6.50    04/02/07     130,810     219,537
Jeffrey A. Kupp(1)...........          32,000               6.4%           6.50    01/06/07     130,810     219,537
                                       16,000               3.2%           6.50    04/02/07      65,405     109,768

------------------------

(1) Mr. Kupp resigned effective October 30, 1997

    Potential realizable value is based on the assumption that the price of the Company's Common Stock appreciates at the annual rate shown, compounded annually, from the date of grant until the end of the ten-year option term. The values are calculated in accordance with the rules promulgated by the Commission and do not reflect the Company's estimate of future stock price appreciation.

AGGREGATE OPTION/SAR EXERCISES IN 1997 AND FISCAL YEAR-END OPTION/SAR VALUES

    No executive officer named in the Summary Compensation Table exercised options to purchase Common Stock in 1997. The following table sets forth certain information with regard to the outstanding options to purchase Common Stock as of the end of the year ended December 31, 1997 for the persons named in the Summary Compensation Table above.

                                                                 NUMBER OF SECURITIES
                                                                      UNDERLYING
                                                                      UNEXERCISED        VALUE OF UNEXERCISED IN-
                                                                  OPTIONS/SARS AT FY-   THE-MONEY OPTIONS/SARS AT
                                                                  END(#) EXERCISABLE/   12/31/97 ($) EXERCISABLE/
NAME                                                                 UNEXERCISABLE            UNEXERCISABLE
---------------------------------------------------------------  ---------------------  --------------------------
David E. Webb..................................................     50,000/150,000                 (1)
Alan Sonnenberg................................................        172,044/0                  (1)(2)
Thomas W. Dixon................................................      61,736/24,000                 (1)
Frank H. Hosea.................................................      17,333/48,607                 (1)
Jeffrey A. Kupp(3).............................................           0/0                      (1)

------------------------

(1) The Company's Common Stock is not publicly traded, and no market exists for its Common Stock. Accordingly, no estimate is made regarding the value of unexercised in-the-money options.

(2) Pursuant to the Separation Agreement discussed in Executive
    Compensation--Employment Agreements below, Mr. Sonnenberg has the option to cancel the options in consideration for payment of $500,000.

(3) Mr. Kupp resigned effective October 30, 1997.

EMPLOYMENT AGREEMENTS

    Each of Messrs. Webb, Hosea and Dixon have entered into employment contracts with the Company providing for among other things (i) payment of annual base salary of $150,000, $140,000 and $140,000, respectively, (ii) three year employment terms, (iii) automobile allowances and (iv) certain insurance benefits. Each contract provides that in the event the employee is terminated for any reason other than Cause (as defined in the contract) the employee shall receive severance in an amount equal to the greater of (i) their then base salary payable in twelve equal monthly installments and (ii) the then base salary which would have been payable for the balance of the term payable in equal monthly installments. Mr. Webb's annual base salary was increased to $225,000 at a meeting of the Board of Directors held September 4, 1997 and his contract amended accordingly.

    On September 4, 1997, the Board of Directors of the Company approved an agreement (the "Separation Agreement") with Alan Sonnenberg, the Company's Vice Chairman of the Board of Directors, to terminate Mr. Sonnenberg's Employment Agreement dated as of February 23, 1996. Pursuant to the Separation Agreement, Mr. Sonnenberg received a lump sum payment of $500,000 and acknowledgment by the Company of the vesting of Mr. Sonnenberg's options (the "Option") to purchase 172,044 shares of common stock under the 1996 CS Wireless Systems, Inc. Incentive Stock Plan (the "Plan") at an exercise price of $6.50 per share. On the first anniversary of the date of the Separation Agreement, Mr. Sonnenberg shall have the option, provided the Company's common stock is not then publicly traded and the price per share quoted on any applicable exchange or over-the-counter is greater than $9.50, to (i) hold the Options, in which event the Options shall be exercisable until the five-year anniversary of the Separation Agreement in accordance with the Plan, or (ii) deliver written notice ("Election Notice") to the Company of his election to cancel all, but not part of, the Options in consideration for payment by the Company of $500,000 (less applicable taxes); upon delivery of such payment, the Options shall lapse without further action.

    Effective June 17, 1997, the Company reached final settlement of all claims and matters related to the previously announced termination of employment of Lowell Hussey, the Company's former president and Chief Executive Officer, including settlement of litigation commenced by Mr. Hussey in the United States District Court for the District of Oregon. Pursuant to the settlement, Mr. Hussey received (i) payments totaling $500,000, which amount includes $300,000 paid at the time of termination, (ii) reimbursement of certain expenses, (iii) permission to retain certain office furniture and (iv) acknowledgement by the Company of the vesting of Mr. Hussey's options to purchase 161,291 shares of the Company's common stock at an option price of $6.50 per share. The options represent one half of the options originally granted to Mr. Hussey in February 1996, which vested in 36 equal monthly installments, and are exercisable at any time for a term of five (5) years from the date of the Agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information as of March 19, 1998 regarding the beneficial ownership of the Common Stock of the Company by (a) each person that is the beneficial owner of more than five percent of the Common Stock of the Company, (b) the directors of the Company, (c) the Chief

Executive Officer and the Named Executive Officers of the Company, and (d) all directors and executive officers of the Company as a group:

                                                                                       NUMBER OF SHARES
                                                                                         COMMON STOCK
                                                                                         BENEFICIALLY     PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                                                         OWNED           CLASS
-------------------------------------------------------------------------------------  -----------------  -----------
CAI Wireless Systems, Inc. ..........................................................       6,421,166(1)         60%
  18 Corporate Woods Blvd., 3rd Floor
  Albany, New York 12211
Heartland Wireless Communications, Inc ..............................................       3,836,035(2)         36%
  200 Chisholm Place, Suite 200
  Plano, Texas 75075
Jared E. Abbruzzese .................................................................         --                   *
  18 Corporate Woods Blvd., 3rd Floor
  Albany, New York 12211
James P. Ashman .....................................................................         --                   *
  18 Corporate Woods Blvd., 3rd Floor
  Albany, New York 12211
Robert D. Happ ......................................................................         --                   *
  20 Old Road
  Weston, Massachusetts 02193
D. Michael Sitton ...................................................................         --                   *
  2727 E. 32nd St., Suite 4
  Joplin, Missouri 64804
Alan Sonnenberg .....................................................................         172,044(3)        1.6%
  15 West Street Road, Suite A-100
  Westminster, Pennsylvania 18974
Carroll D. McHenry ..................................................................         --                   *
  200 Chisholm Place, Suite 200
  Plano, Texas 75075
Marjean Henderson ...................................................................         --                   *
  200 Chisholm Place, Suite 200
  Plano, Texas 75075
David Webb ..........................................................................          50,000(3)           *
  200 Chisholm Place, Suite 200
  Plano, Texas 75075
Thomas W. Dixon .....................................................................          61,736(3)           *
  200 Chisholm Place, Suite 202
  Plano, Texas 75075
Frank H. Hosea ......................................................................          17,333(3)           *
  200 Chisholm Place, Suite 202
  Plano, Texas 75075
All directors and executive officers of the Company as a group (11 persons)..........         301,113(3)        2.8%

------------------------

*   Less than 1%.

(1) MMDS Holdings II, Inc., an affiliate of Bell Atlantic Corporation ("Bell Atlantic"), and NYNEX MMDS Holding Company, an affiliate of NYNEX Corporation ("NYNEX") (collectively, the "BANX Affiliates"), were each issued 500,000 shares of the Company's Common Stock in connection with the Contribution Closing, which collectively represented a 9.57% equity interest in the Company (prior to dilution), in exchange for non-cash consideration. On February 17, 1998, CAI consummated a series of transactions with, among others, the BANX Affiliates whereby CAI acquired BANX's entire equity interest in the Company. The equity interests of CAI in the Company have been pledged as collateral for certain obligations of CAI to its senior secured lender.

(2) Includes 257,201 shares issued to Heartland with respect to a true-up adjustment pursuant to the Participation Agreement.

(3) Includes shares of Common Stock issuable upon the exercise of stock options granted by the Company which are exercisable currently or within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    TELQUEST. On August 4, 1997 the Company acquired a 25% ownership interest in TelQuest Satellite Services LLC ("TelQuest"), for consideration of an initial contribution of $2.5 million in cash (payable in quarterly installments beginning August 1997) and, through a lease, up to $2.5 million in equipment. At December 31, 1997 the Company's recorded investment in TelQuest was $3.8 million. TelQuest was formed to provide digital video programming signals through its satellite service. The Company has entered into a ten-year Affiliation Agreement with TelQuest through which the Company will receive TelQuest's satellite service as well as other services offered by TelQuest. TelQuest's other members are TelQuest Communications, Inc. and CAI. Both CAI and TelQuest Communications, Inc. are affiliated entities. The Company advanced TelQuest the sum of $110,000 in November of 1997, which advance was subsequently repaid with interest. Mr. Abbruzzese, the Company's Chairman, holds, through various affiliates, the majority interest in TelQuest Communications, Inc. and is Chairman and CEO of CAI.

    ACQUISITION OF FOREIGN INTERESTS FROM HEARTLAND. On September 29, 1997, the Company acquired 39% of the voting common stock of Television Interactiva del Norte, S.A. de C.V. ("Telinor") from Heartland for cash proceeds of $915,000 and assumption of a cash call obligation in the amount of $145,000. The Company also purchased from Heartland two unsecured promissory notes payable by Telinor for approximately $2.6 million, including accrued interest. The two notes were immediately restructured into one unsecured note accruing interest at 12% and maturing on September 21, 2002. Additionally, the Company consummated another transaction with the principal stockholders of Telinor whereby the Company purchased 49% of the voting stock of Television Inalambrica, S.A. de C.V. ("Television") for cash in the amount of $1.0 million and committed to (i) loan Television up to the sum of $5.0 million in cash or (ii) finance an equivalent amount in sales of the Company's equipment to Television. The funds committed have been deposited into escrow pending disbursement or reduction of the required escrow amount through equipment sales to Television. As of December 31, 1997, approximately $5.0 million is held in escrow pursuant to this agreement. As of December 31, 1997, the Company's recorded Investment in Telinor and Television was $4.6 million, including the notes purchased. Telinor and Television were formed to develop wireless cable television systems providing subscription television services in Mexico.

    BANX AFFILIATES TRANSACTIONS. MMDS Holdings II, Inc., an affiliate of Bell Atlantic, and NYNEX MMDS Holding Company, an affiliate of NYNEX, were each issued 500,000 shares of Common Stock, which collectively represented a 9.57% equity interest in the Company (prior to dilution), in exchange for non-cash consideration. On February 17, 1998, CAI consummated a series of transactions with, among others, the BANX Affiliates whereby CAI acquired BANX's entire equity interest in the Company. The equity interests of CAI in the Company have been pledged as collateral for ceratin obligations of CAI to its senior secured lender.

    HEARTLAND NOTE OBLIGATION. The Heartland Long-Term Note: (i) is in the principal amount of $15 million and has a final maturity date that is 10 years and one day after the Contribution Closing; (ii) bears interest at an annual rate of 10% until the first anniversary of the Contribution Closing and 15% thereafter; and (iii) requires that all of the net proceeds received by the Company from the sale of assets be applied to the repayment of the Heartland Long-Term Note. Substantially all of the proceeds from the sale of the Atlanta Suburbs Market (see below) were applied to the Heartland Long-Term Note.

    ATLANTA SUBURBS MARKET. On July 17, 1996, CS acquired from Heartland all of the outstanding stock of Heartland Wireless Georgia Properties, Inc., a Georgia corporation ("Heartland Georgia") that was a wholly-owned subsidiary of Heartland. Heartland Georgia owns (i) certain leases and licenses for wireless cable frequency rights for wireless cable channels transmitting in Adairsville, Powers Crossroads and Rutledge, Georgia (the "Atlanta Suburbs Markets") and (ii) leases for four tower sites. The purchase price was $7.2 million. On May 22, 1997, the Company consummated the sale to Bell South Corporation of the leases for the Atlanta Suburbs Markets and four tower sites, as well as the BTA license relating to Atlanta, Georgia, and other assets and reimbursable expenses for approximately $16.4 million, resulting in a gain of approximately $0.7 million. The Company subsequently paid to Heartland approximately $15 million from the sales proceeds.

    CHARLOTTE, NORTH CAROLINA BASIC TRADING AREA. CAI was the high bidder for the Charlotte BTA in the BTA Auction. CAI is obligated to convey to the Company, at cost, its rights to the Charlotte BTA. The Company reimbursed CAI for the Charlotte BTA in 1996. The Company will also have the right to develop an additional seven channels, depending on interference considerations in the Charlotte market as a result of its ownership of the Charlotte BTA.

    Pursuant to the terms of the Participation Agreement, each of CAI and Heartland, as the case may be, is subject to a true-up adjustment, calculated in accordance with the provisions of the Participation Agreement, in the event that the number of channels available to the Company in any market contributed by such party is less than 16. The true-up adjustment for any such channel deficiency may be satisfied by the deficient party delivering to the Company either (i) cash, (ii) a 5-year promissory note, (iii) shares of the Company's stock, or (iv) any combination of the foregoing. CAI has been notified by Heartland that it believes there is a potential channel deficiency arising out of the number of channels delivered by CAI in connection with its contribution of assets relating to the Charlotte, North Carolina market. CAI believes that it has delivered 13 of the 16 required channels, and expects to be able to deliver at least three additional channels in Charlotte, North Carolina from applications currently pending at the FCC in satisfaction of its obligations. Heartland has advised CAI that it believes that CAI has delivered only six channels relating to the Charlotte market. CAI has disputed Heartland's position; Heartland and CAI are in discussions regarding the issues.

    STORY CITY, IOWA OPERATING MARKET. The Company entered in a letter of intent in 1996 pursuant to which Heartland agreed to acquire the wireless cable operating system in Story City (also known as Radcliffe), Iowa, and wireless cable assets in Scottsbluff, Nebraska and Kalispell, Montana currently held by the Company for an aggregate of approximately $3.9 million. The Company received the Story City system and Scottsbluff and Kalispell assets in connection with the USA Wireless Acquisition. Heartland terminated the letter of intent and, effective December 30, 1997, the Company assumed operational control of the markets. The Company reimbursed Heartland in 1998 for approximately $300,000 in capital expenditures.

    PARENT COMPANY REIMBURSEMENTS AND PURCHASES. The Company reimbursed CAI in 1996 in the amount of $12 million for payments made by CAI to the FCC in connection with the BTA Auction with respect to the Company's markets. The Company has reimbursed Heartland in the amounts approximately $1.1 million in 1996 and $161,120 in 1997, including interest for payments made by Heartland in connection with the BTA Auction. Additionally, the Company purchased from CAI various equipment for which it paid approximately $3.4 million during 1997. Additionally, the Company paid CAI approximately $436,000 for services rendered during 1997 and 1996.

    INSTALLATION CONTRACTING. In September 1997, the Company entered into an Installation Contractor Agreement with ACS Telecommunications Systems, Inc. ("ACS") whereby ACS agreed to provide installation contractor services in the Dallas, Texas vicinity and such other markets as mutually agreed upon. The Agreement has a term of two years. In addition to Dallas, ACS has provided services for the Company in the majority of the Company's operating markets. In 1997, the Company paid $988,000 to ACS pursuant to the Agreement. Mr. Sonnenberg, a director of the Company, is the principal stockholder of ACS.

    CONSULTING SERVICES. Effective January 13, 1998, the Company entered into a six month services contract with Wireless Digital Net, Inc. ("Digital Net") pursuant to which Digital Net performs sales and marketing functions on behalf of the Company with respect to hospitals, schools and libraries. Digital Net is to be paid approximately $35,000 per month. Anne Dixon, wife of Thomas W. Dixon, owns 23% of Digital Net and serves as President.

    TELEDIST SYSTEMS LLC. TeleDist Systems LLC ("TeleDist") has assisted the Company and Heartland in connection with certain marketing activities conducted at Wal-Mart stores. The Company has paid approximately $105,000 in beta development charges to TeleDist in lieu of affiliation fees for rights to 21 markets. Mr. Sitton, a director of the Company, is a director of and equity owner in TeleDist.

    HEARTLAND LEASE. The Company subleases approximately 10,000 square feet of office space in Plano, Texas from Heartland. Pursuant to the sublease, which expires in April 2003, the Company pays Heartland approximately $192,500 per annum plus certain operating costs.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this Annual Report on Form 10-K.

    1.  Consolidated Financial Statements:

       See Index to Consolidated Financial Statements at Item 8.

    2.  Consolidated Financial Statement Schedules:

       Schedule II--Valuation and Qualifying Accounts for the Year Ended December 31, 1997.

    All other Financial Statement Schedules have been omitted because (i) the required information is not present in amounts sufficient to require submission of the schedule, (ii) the information required is included in the Consolidated Financial Statements or the Notes thereto, or (iii) the information required in the Schedules is not applicable to the Company.

    3.  Exhibits:

       3.1   Amended and Restated Certificate of Incorporation of the Company(1)
       3.2   Bylaws of the Company(1)
       4.1   Indenture dated as of February 15, 1996 between the Company and Fleet
             National Bank of Connecticut (including the form of 11 3/8% Senior Discount
             Notes and 11 3/8% Series B Senior Discount Notes due 2006 as Exhibit A and
             Exhibit B, respectively, thereto)(1)
      10.1   Participation Agreement dated as of December 12, 1995 among the Company, CAI and Heartland(2)
      10.2   Amendment No. 1 to Participation Agreement dated as of February 22, 1996 among the Company, CAI and Heartland(3)
      10.3   Employment Agreement dated as of February 22, 1996 between the Company and
             Thomas W. Dixon(1)
      10.4   Stock Option Agreement dated as of March 19, 1996 between the Company and
             Thomas W. Dixon(1)
      10.5   Stock Option Agreement dated as of March 19, 1996 between the Company and
             John R. Bailey(1)
      10.6   Amended and Restated 1996 CS Wireless Systems, Inc. Incentive Stock Plan(4)

      10.7   Common Share Registration Rights Agreement dated as of February 15, 1996 between the Company and the Initial Purchasers(1)
      10.8   Stockholders' Agreement dated as of February 23, 1996 among the Company, CAI and Heartland(1)
      10.9   Market Protection Agreement dated as of February 23, 1996 between the
             Company and Heartland(1)
      10.10  Promissory Note of the Company in the principal amount of $15,000,000 to the order of Heartland(1)
      10.11  Administrative Service Agreement dated as of February 23, 1996 between the
             Company and Heartland(1)
      10.12  Employment Agreement between Frank H. Hosea and the Company(5)
      10.13  Employment Agreement between David Webb and the Company(6)
      10.14  Settlement Agreement and General Release between the Company and Lowell
             Hussey(7)
      10.15  MMDS Affiliation Agreement dated August 4, 1997 between the Company and
             TelQuest Satellite Services LLC(8)
      10.16  Separation Agreement dated August 16, 1997 between the Company and Alan
             Sonnenberg(9)
      10.17  Form of Director and Officer Indemnity Agreement(10)
      10.18  Amendment to Employment Agreement between David Webb and the Company.+
      10.19  Installation Contractor Agreement+
      12.0   Computation of Ratio of Earnings to Fixed Charges+
      21     Subsidiaries of the Company+
      27.1   Financial Data Schedule--Year Ended December 31, 1997+
      27.2   Restated Financial Data Schedule--Year Ended December 31, 1996 and Quarter
             Ended September 30, 1996+
      27.3   Restated Financial Data Schedule--Quarters Ended March 31, June 30 and
             September 30, 1997+

------------------------

+   Filed herewith.

(1) Incorporated by reference to Item 16 of the Company's Registration Statement on Form S-1, File No. 333-3288.

(2) Incorporated by reference Exhibit 2.1 to the Current Report on Form 8-K dated December 12, 1995 (0-22888) of CAI Wireless Systems, Inc. ("CAI").

(3) Incorporated by reference Exhibit 2.1 to the Current Report on Form 8-K dated March 8, 1996 (0-22888) of CAI.

(4) Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 11, 1997.

(5) Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 1997.

(6) Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 1997.

(7) Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed June 26, 1997.

(8) Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 29, 1997

(9) Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 11, 1997.

(10) Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1997.

(b) Reports on Form 8-K.

    During the three-month period ended December 31, 1997, the Company filed the following Current Reports on Form 8-K:

    (1) Current Report on Form 8-K filed October 27, 1997 with respect to Item
       5.

    (2) Current Report on Form 8-K filed November 7, 1997 with respect to Item
       5.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, as of March 30, 1998.

                                CS WIRELESS SYSTEMS, INC.
                                REGISTRANT

                                By:                /s/ DAVID WEBB
                                     -----------------------------------------
                                                     David Webb
                                       PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                       DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 30, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.

        /s/ JARED E. ABBRUZZESE                     /s/ JOHN M. LUND
--------------------------------------------------------------------------------
          Jared E. Abbruzzese                         John M. Lund
         CHAIRMAN OF THE BOARD           VICE PRESIDENT FINANCE AND CONTROLLER
                                             (PRINCIPAL FINANCIAL OFFICER)

          /s/ JAMES P. ASHMAN                    /s/ D. MICHAEL SITTON
----------------------------------------
                                        ----------------------------------------
            James P. Ashman                        D. Michael Sitton
                DIRECTOR                                DIRECTOR

           /s/ ROBERT D. HAPP                     /s/ ALAN SONNENBERG
----------------------------------------
                                        ----------------------------------------
             Robert D. Happ                         Alan Sonnenberg
                DIRECTOR                       VICE CHAIRMAN OF THE BOARD

         /s/ MARJEAN HENDERSON                       /s/ DAVID WEBB
----------------------------------------
                                        ----------------------------------------
           Marjean Henderson                           David Webb
                DIRECTOR                       PRESIDENT, CHIEF EXECUTIVE
                                                  OFFICER AND DIRECTOR

          /s/ CARROLL MCHENRY
----------------------------------------
            Carroll McHenry
                DIRECTOR

                           CS WIRELESS SYSTEMS, INC.
                               ITEMS 8 AND 14(A)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
CS Wireless Systems, Inc. and Subsidiaries:
  Independent Auditors' Report.............................................................................        F-2
  Consolidated Balance Sheet as of December 31, 1996 and 1997..............................................        F-3
  Consolidated Statement of Operations for the years ended December 31, 1996 and 1997......................        F-4
  Consolidated Statement of Stockholders' Equity for the years ended December 31, 1996 and 1997............        F-5
  Consolidated Statement of Cash Flows for the years ended December 31, 1996 and 1997......................        F-6
  Notes to Consolidated Financial Statements...............................................................        F-7

CS Wireless Systems, Inc. and Subsidiaries (formerly ACS Ohio, Inc.) and certain assets of Atlantic
  Microsystems, Inc.:
  Report of Independent Auditors...........................................................................       F-23
  Combined Balance Sheet as of December 31, 1995...........................................................       F-24
  Combined Statement of Operations and Accumulated Deficit for the period from September 30, 1995 to
    December 31, 1995......................................................................................       F-25
  Combined Statement of Cash Flows for the period from September 30, 1995 to December 31, 1995.............       F-26
  Notes to Combined Financial Statements...................................................................       F-27

ACS Ohio, Inc. and Subsidiaries:
  Report of Independent Auditors...........................................................................       F-34
  Consolidated Balance Sheets as of December 31, 1994 and September 29, 1995...............................       F-35
  Consolidated Statements of Operations and Accumulated Deficit for the period from March 9, 1994 (date of
    inception) to December 31, 1994 and for the period from January 1, 1995 to September 29, 1995..........       F-36
  Consolidated Statements of Cash Flows for the period from March 9, 1994 (date of inception) to December
    31, 1994 and for the period from January 1, 1995 to September 29, 1995.................................       F-37
  Notes to Consolidated Financial Statements...............................................................       F-38

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

CS Wireless Systems, Inc.:

    We have audited the accompanying consolidated balance sheets of CS Wireless Systems, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CS Wireless Systems, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

Dallas, Texas
March 13, 1998

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                               DECEMBER 31, 1997

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                               1997        1996
                                                                                            ----------  ----------
                                                      ASSETS
Current assets:

  Cash and cash equivalents...............................................................  $   74,564  $  113,072
  Restricted cash (note 3)................................................................       5,030      --
  Subscriber receivables, less allowance for doubtful accounts of $257 and $418 in 1997
    and 1996, respectively................................................................       1,026       1,079
  Prepaid expenses and other..............................................................         939       2,199
                                                                                            ----------  ----------
    Total current assets..................................................................      81,559     116,350
Property and equipment, net (note 4)......................................................      50,519      42,955
License and leased license investment, net of accumulated amortization of $16,159 and
  $7,681 in 1997 and 1996, respectively...................................................     170,689     172,953
Goodwill, net of accumulated amortization of $7,707 and $3,938 in 1997 and 1996,
  respectively............................................................................      48,243      52,011
Assets held for sale (note 2).............................................................      --          19,366
Investments in and loans to equity affiliates (note 3)....................................       8,503      --
Debt issuance costs, net of accumulated amortization of $1,286 and $530 in 1997 and 1996,
  respectively............................................................................       8,260       9,016
Other assets, net.........................................................................       2,930       1,586
                                                                                            ----------  ----------
                                                                                            $  370,703  $  414,237
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses, including payable to affiliates of $282 and
    $1,215 in 1997 and 1996, respectively (note 5)........................................  $    8,652  $    6,655
  Current portion of long-term debt (note 6)..............................................         217       3,194
  Current portion of BTA auction payable to affiliates including accrued interest payable
    (note 6)..............................................................................       1,122         646
  Deferred revenues.......................................................................         628         656
  Other current liabilities...............................................................         895         387
                                                                                            ----------  ----------
    Total current liabilities.............................................................      11,514      11,538
Long-term debt, excluding current portion (note 6)........................................     283,686     268,180
BTA auction payable to affiliates, excluding current portion (note 6).....................       3,274       4,256
Deferred income taxes (note 9)............................................................      --           5,429
                                                                                            ----------  ----------
    Total liabilities.....................................................................     298,474     289,403
                                                                                            ----------  ----------
Stockholders' equity (notes 2 and 8):
  Preferred stock, $.01 par value; authorized 5,000,000 shares, no shares issued and
    outstanding...........................................................................      --          --
  Common stock, $.001 par value; authorized 40,000,000 shares, issued and outstanding
    10,702,609 and 10,445,408 shares in 1997 and 1996, respectively.......................          11          10
  Additional paid-in capital..............................................................     154,557     154,558
  Accumulated deficit.....................................................................     (82,299)    (29,734)
  Treasury stock, at cost; 2,103 shares in 1997...........................................         (40)     --
    Total stockholders' equity............................................................      72,229     124,834
Commitments and contingencies (notes 7 and 11)
                                                                                            ----------  ----------
                                                                                            $  370,703  $  414,237
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying notes to consolidated financial statements.

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           1997           1996
                                                                                       -------------  ------------
Revenues.............................................................................  $      26,920  $     22,738
                                                                                       -------------  ------------

Operating expenses:
  Systems operations.................................................................         14,976        13,258
  Selling, general and administrative................................................         15,849        13,934
  Depreciation and amortization......................................................         26,858        20,345
                                                                                       -------------  ------------
    Total operating expenses.........................................................         57,683        47,537
                                                                                       -------------  ------------
    Operating loss...................................................................        (30,763)      (24,799)
                                                                                       -------------  ------------

Other income (expense):
  Interest expense...................................................................        (31,995)      (24,959)
  Interest income....................................................................          5,469         6,600
  Equity in losses of affiliates (note 3)............................................         (1,349)      --
  Other..............................................................................            644       --
                                                                                       -------------  ------------
    Other income (expense), net......................................................        (27,231)      (18,359)
                                                                                       -------------  ------------
    Loss before income taxes.........................................................        (57,994)      (43,158)

Income tax benefit (note 9)..........................................................          5,429        14,631
                                                                                       -------------  ------------
    Net loss.........................................................................  $     (52,565) $    (28,527)
                                                                                       -------------  ------------
                                                                                       -------------  ------------

Basic and diluted loss per common share..............................................  $       (4.94) $      (3.06)
                                                                                       -------------  ------------
                                                                                       -------------  ------------

Weighted average basic and dilutive shares outstanding...............................     10,639,190     9,170,169
                                                                                       -------------  ------------
                                                                                       -------------  ------------

          See accompanying notes to consolidated financial statements.

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     COMMON STOCK         ADDITIONAL
                               -------------------------   PAID-IN     DIVISION   ACCUMULATED    TREASURY
                                  SHARES       AMOUNT      CAPITAL      EQUITY      DEFICIT        STOCK       TOTAL
                               ------------  -----------  ----------  ----------  ------------  -----------  ----------
Balance, December 31, 1995...         1,000   $       1   $   15,950  $   45,572   $   (1,207)   $  --       $   60,316
Contributions to Company
  (note 2)...................     9,999,000           9      131,503     (45,572)      --           --           85,940
Issuance of common stock
  pursuant to Unit Offering
  (note 6)...................       110,000      --              800      --           --           --              800
Issuance of common stock in
  acquisition (note 2).......       335,408      --            6,305      --           --           --            6,305
Net loss.....................       --           --           --          --          (28,527)      --          (28,527)
                               ------------         ---   ----------  ----------  ------------         ---   ----------
Balance, December 31, 1996...    10,445,408          10      154,558      --          (29,734)      --          124,834
Contribution to
  Company--true-up adjustment
  (note 2)...................       257,201           1           (1)     --           --           --           --
Treasury stock purchases
  (note 2)...................       --           --           --          --           --              (40)         (40)
Net loss.....................       --           --           --          --          (52,565)      --          (52,565)
                               ------------         ---   ----------  ----------  ------------         ---   ----------
Balance, December 31, 1997...    10,702,609   $      11   $  154,557  $   --       $  (82,299)   $     (40)  $   72,229
                               ------------         ---   ----------  ----------  ------------         ---   ----------
                               ------------         ---   ----------  ----------  ------------         ---   ----------

          See accompanying notes to consolidated financial statements.

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                 (IN THOUSANDS)

                                                                                               1997        1996
                                                                                            ----------  ----------
Cash flows from operating activities:
  Net loss................................................................................  $  (52,565) $  (28,527)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Deferred income tax benefit...........................................................      (5,429)    (14,631)
    Depreciation and amortization.........................................................      26,858      20,345
    Accretion on discount notes and amortization of debt issuance costs...................      30,395      23,483
    Non-cash interest expense on other long term debt.....................................       1,524       1,275
    Gain on sale of assets, net...........................................................        (644)     --
  Equity in losses of affiliates..........................................................       1,349      --
    Changes in assets and liabilities, net of effects of contributions, acquisitions and assets held for sale:
      Subscriber receivables, net.........................................................          63        (115)
      Prepaid expenses and other..........................................................          41        (345)
      Accounts payable, accrued expenses and other liabilities............................       1,545         928
                                                                                            ----------  ----------
        Net cash provided by operating activities.........................................       3,137       2,413
                                                                                            ----------  ----------

Cash flows from investing activities:
  Purchases of property and equipment.....................................................     (22,685)    (13,243)
  Additions to intangible assets..........................................................      (4,329)     (3,816)
  Subscriber acquisition, net of property and equipment...................................        (448)     --
  Investment in assets held for sale......................................................        (943)     (8,766)
  Proceeds from sale of assets............................................................      16,350      --
  Issuance of notes.......................................................................      --          (1,510)
  Investment in restricted cash...........................................................      (5,030)     --
  Investment in equity affiliates.........................................................      (6,555)     --
  Other...................................................................................        (540)         81
                                                                                            ----------  ----------
        Net cash used in investing activities.............................................     (24,180)    (27,254)
                                                                                            ----------  ----------

Cash flows from financing activities:
  Proceeds from long-term debt............................................................         500      --
  Payments of capital lease obligations...................................................         (95)       (198)
  Payments on long-term debt..............................................................     (17,870)    (45,125)
  Proceeds from Unit Offering.............................................................      --         229,484
  Debt issuance costs.....................................................................      --          (9,793)
  Cash distributed pursuant to Contributions (note 2).....................................      --         (36,639)
                                                                                            ----------  ----------
        Net cash (used in) provided by financing activities...............................     (17,465)    137,729
                                                                                            ----------  ----------
Increase (decrease) in cash and cash equivalents..........................................     (38,508)    112,888
Cash and cash equivalents at beginning of year............................................     113,072         184
                                                                                            ----------  ----------
Cash and cash equivalents at end of year..................................................  $   74,564  $  113,072
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Cash paid for interest....................................................................  $      263  $      114
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying notes to consolidated financial statements.

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

                  (TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) DESCRIPTION OF BUSINESS

    CS Wireless Systems, Inc. and subsidiaries (the "Company" or "CS Wireless") develop, own and operate a network of wireless cable television systems providing subscription television services. The Company has a portfolio of wireless cable channel rights in various markets in the United States. The Company currently has systems in operation in eleven markets. Systems in other markets are currently under construction and development by the Company.

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

    The growth of the Company's business requires substantial continuing investment to finance capital expenditures related to subscriber growth and system development. Capital expenditures planned for 1998 and beyond will be primarily targeted to the deployment of digital technology and subscriber growth in digital markets. The Company believes that its cash and cash equivalents and cash generated from operations will be sufficient to fund the Company's operations and expansion at least through the first quarter of 1999. Additional funds will be necessary to continue the deployment of digital technologies and complete the launch/conversion, build-out and expansion of all of the Company's wireless cable systems and to bring such systems to a mature state. These activities may be financed in whole or in part through debt or equity offerings, joint ventures, the sale and/or exchange of existing wireless cable channel rights, or other arrangements. There can be no assurance that the Company will achieve positive cash flow from operations, that the Company will consummate the sale of any wireless cable channel rights or that sufficient debt or equity financing will be available to the Company. In addition, subject to restrictions under its outstanding debt, the Company may pursue other opportunities to acquire additional wireless cable channel rights and businesses that may utilize the capital currently expected to be available for its current markets. The amount and timing of the Company's future capital requirements will depend upon a number of factors, including programming costs, equipment costs, marketing costs, staffing levels, subscriber growth and competitive conditions, many of which are beyond the control of the Company. Failure to obtain any required additional financing could materially affect the growth, cash flow or earnings/losses of the Company.

(B) PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

                  (TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The accompanying consolidated financial information for the period from January 1, 1996 through February 23, 1996 reflects the combined financial position and results of operations for the Company's wireless cable system serving the Cleveland, Ohio market, which is comprised of the accounts of the Company and certain assets of Atlantic Microsystems, Inc. For the period subsequent to February 23, 1996, the Company's consolidated financial statements include the results of operations of the entities contributed to the Company on February 23, 1996 (see note 2).

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

(C) PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, including all direct labor costs of new customer installations. Depreciation and amortization of property and equipment are computed using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance costs are charged to expense when incurred; renewals and betterments are capitalized.

(D) LICENSE AND LEASED LICENSE INVESTMENT

    License and leased license investment includes costs incurred to acquire and/or develop wireless cable channel rights. Costs incurred to acquire channel rights issued by the Federal Communications Commission ("FCC") are deferred and amortized ratably over estimated useful lives of 15 years beginning with inception of service in each respective market. As of December 31, 1997 and 1996, approximately $54.8 million and $63.1 million, respectively, of the license and leased license investment was not yet subject to amortization.

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

(F) OTHER ASSETS

    Other assets includes a non-compete agreement with a former officer and certain other intangible assets totaling approximately $2,085,000 and $1,090,000 at December 31, 1997 and 1996, respectively, net

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

                  (TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) of accumulated amortization of approximately $486,000 and $166,000, respectively. These assets are being amortized over an estimated useful life of 5 years or the respective lives of the underlying agreements.

(G) LONG-LIVED ASSETS

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

    The Company's estimates of future gross revenues and operating cash flows, the remaining estimated lives of long-lived assets, or both could be reduced in the future due to changes in, among other things, technology, government regulation, available financing or competition. As a result, the carrying amounts of long-lived assets, including goodwill, could be reduced by amounts which would be material to the consolidated financial statements.

(H) INCOME TAXES

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

(I) REVENUE RECOGNITION

    Revenues from subscribers are recognized in the period of service.

(J) SYSTEMS OPERATIONS

    Systems operations expenses consist principally of programming fees, channel lease costs, tower rental and other costs of providing service.

    In 1997, the Company, CAI and Heartland Wireless Communications, Inc., a related party (see note 2) and a third party wireless cable provider formed Wireless Enterprises, LLC ("Wireless Enterprises"). Wireless Enterprises is a programming cooperative that negotiates programming and marketing services with suppliers of programming. In 1997, the Company paid approximately $5,397,000 to Wireless Enterprises for programming and other administrative services.

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

                  (TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(K) STATEMENT OF CASH FLOWS

    For purposes of the statements of cash flows, the Company considers temporary cash investments purchased with original maturities of three months or less and which are available for use in operations to be cash equivalents. The Company had cash equivalents of $75,352,000 and $112,208,000 at December 31, 1997 and 1996, respectively.

(L) INVESTMENTS IN AFFILIATES

    Investments in affiliates are accounted for under the equity method. Under this method, the investment originally recorded at cost is adjusted to recognize the Company's share of net earnings or losses of the affiliate as they occur. The Company's share of net earnings or losses of affiliates includes the amortization of purchase adjustments.

(M) NET LOSS PER COMMON SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE" ("SFAS No. 128"). SFAS No. 128 revised the previous calculation methods and presentations of earnings per share and requires that all prior-period earnings (loss) per share data be restated. The Company adopted SFAS No. 128 in the fourth quarter of 1997 as required by this Statement. In accordance with SFAS No. 128, the Company has presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the year, and diluted loss per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the year. All prior period loss per share amounts have been restated in accordance with this Statement.

    The potentially dilutive effect of the Company's stock options has not been considered in the computation of diluted net loss per common share since their effect would be antidilutive.

(N) STOCK OPTION PLAN

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

(O) USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

                  (TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(P) RECLASSIFICATIONS

    Certain reclassifications have been made to prior year's consolidated financial statements to conform to the current year presentation.

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

    The consummation of the Contributions has been accounted for at CAI's and Heartland's historical cost basis, reduced by the amount of cash and notes distributed to CAI and Heartland in connection with the Contributions. A substantial portion of the net assets contributed by Heartland were purchased by Heartland on February 23, 1996. Accordingly, Heartland's cost basis with respect to such net assets was determined based on Heartland's allocation of the purchase price to the net assets acquired and liabilities assumed. On November 8, 1996, the Company distributed an additional $5 million in cash to Heartland as part of the equity true-up per the provisions of the agreement governing the contributions. Effective March 31, 1997, an additional 257,201 shares of common stock of the Company were issued to Heartland in satisfaction of certain post-closing adjustments. The net assets contributed to the Company consist

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

                  (TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

(2) CONTRIBUTIONS/ACQUISITIONS AND DISPOSITIONS (CONTINUED) primarily of plant and equipment and various wireless cable channel rights. The following is a summary of the net assets contributed to the Company on February 23, 1996 (in thousands):

Working capital...................................................  $    (141)
Plant and equipment, net..........................................     25,755
License and leased license investment and goodwill................    144,340
Deferred income taxes.............................................     (6,982)
Other liabilities.................................................       (393)
                                                                    ---------
                                                                      162,579
Cash and notes distributed to CAI and Heartland...................     76,639
                                                                    ---------
Net assets contributed............................................  $  85,940
                                                                    ---------
                                                                    ---------

(B) ACQUISITIONS

    On July 17, 1996, the Company acquired from Heartland (i) leases and licenses for wireless cable channel rights in Adairsville, Powers Crossroads and Rutledge, Georgia (the "Atlanta (suburbs) Markets") and (ii) leases for four tower sites. The purchase price was $7.2 million in cash.

    On October 11, 1996, the Company acquired all of the issued and outstanding common stock ("USA Common Stock") of USA Wireless Cable, Inc. ("USA") (the "USA Wireless Acquisition") in a transaction accounted for under the purchase method. USA owned wireless cable rights and related assets in certain Midwest markets, including but not limited to the Effingham, Kansas; Wellsville, Kansas; Radcliffe, Iowa; Scottsbluff, Nebraska; Kalispell, Montana; and Rochester, Minnesota markets (the "USA Markets"). At the effective time of the USA Wireless Acquisition, the outstanding shares of USA Common Stock were converted into rights to receive an aggregate $17,635,000 of which approximately $6,305,000 was paid in the form of CS Wireless common stock and approximately $11,330,000 of indebtedness and payables assumed by the Company. In connection with this acquisition, the Company extended two notes receivable to affiliates of USA. A note receivable for $1,260,000 with an interest rate of 12% was settled in February 1997 (see note 6), and a note receivable for $250,000 with an interest rate of 12% was due August 1997; however the Company has extended the maturity date to July 1, 1998.

    In conjunction with the USA Acquisition, the Company entered into a letter of intent with Heartland, pursuant to which Heartland would acquire the wireless cable operating system in Radcliffe, Iowa, and wireless cable channel rights in Scottsbluff, Nebraska and Kalispell, Montana held by the Company for an aggregate purchase price of approximately $3.9 million. Accordingly, the carrying amount of such assets of $3.9 million was classified as assets held for sale in the accompanying consolidated balance sheet at December 31, 1996. Heartland operated and maintained each of these markets, as applicable under a Management Agreement through December 30, 1997.

    In December 1997, Heartland notified the Company that it was withdrawing its offer to purchase these rights and assets under the terms of the letter of intent. Accordingly, the Company has reclassified the tangible and intangible assets previously held for sale as operating assets in the accompanying consolidated financial statements at December 31, 1997. The Company was required, according to the

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

                  (TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

(2) CONTRIBUTIONS/ACQUISITIONS AND DISPOSITIONS (CONTINUED) terms of the Management Agreement, to reimburse Heartland for certain capital expenditures made by Heartland on behalf of the Radcliffe system, which amounted to approximately $300,000.

    The acquisitions discussed above were accounted for as purchases. Accordingly, the accompanying consolidated financial statements include the results of operations of the acquired entities from the dates of acquisition. A summary of the net assets acquired follows:

Working capital...................................................  $  (1,155)
Property and equipment............................................      1,354
Assets held for sale..............................................     11,800
Intangible assets.................................................     13,959
Deferred tax liability............................................     (2,333)
Notes payable assumed.............................................    (10,120)
                                                                    ---------
  Total purchase price............................................  $  13,505
                                                                    ---------
                                                                    ---------

(C) DISPOSITION AND EXCHANGE

    On May 22, 1997 the Company sold to BellSouth Corporation, pursuant to the July 25, 1996 purchase agreement, (i) certain leases and licenses for wireless cable channel rights in the Atlanta Markets and leases for four tower sites;
(ii) the BTA license relating to Atlanta, Georgia and (iii) certain other assets and reimbursable expenses for approximately $16.4 million, resulting in a gain of approximately $0.7 million.

    On September 3, 1997, pursuant to an agreement dated as of November 6, 1996, the Company consummated an exchange with Peoples Choice TV Corp. of wireless cable channel rights and related assets in Salt Lake City, Utah for wireless cable channel rights and related assets in Kansas City, Missouri. This transaction was accounted for as a non- monetary exchange and, accordingly, the recorded amounts of the assets relinquished were allocated to the assets acquired. In connection with this transaction, the Company exchanged the rights to the BTA license in Salt Lake City with related indebtedness of approximately $330,000 for the rights to a BTA license in Kansas City with related indebtedness of approximately $216,000.

(D) PRO FORMA RESULTS OF OPERATIONS (UNAUDITED)

    Summarized below is the unaudited pro forma information for the year ended December 31, 1996 as if the Contributions and acquisitions discussed above had been consummated as of the beginning of 1996, after giving effect to certain adjustments, including amortization of intangibles and income tax effects.

Revenues..........................................................  $  24,202
Net loss..........................................................    (30,024)
Net loss per common share.........................................      (3.27)

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

                  (TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

(2) CONTRIBUTIONS/ACQUISITIONS AND DISPOSITIONS (CONTINUED)
    The pro forma financial information has been prepared for comparative purposes only and does not purport to indicate the results of operations which would actually have occurred had the contributions and acquisitions been made at the beginning of the period indicated, or which may occur in the future.

(3) INVESTMENTS IN AND LOANS TO AFFILIATES

    On August 4, 1997 the Company acquired a 25% ownership interest in TelQuest Satellite Services LLC ("TelQuest"), for consideration of an initial contribution of $2.5 million in cash (payable in quarterly installments beginning August 1997) and, through a lease, up to $2.5 million in equipment. The Company made quarterly payments of approximately $1,394,000 during 1997. As part of the contributions, the Company converted a $200,000 note receivable from TelQuest entered into during March 1997 into an investment in TelQuest of $211,000. TelQuest was formed to provide digital video programming signals through its satellite service. The Company has entered into a ten-year Affiliation Agreement with TelQuest through which the Company will receive TelQuest's satellite service as well as other services offered by TelQuest. TelQuest's other members are TelQuest Communications, Inc. and CAI. Both CAI and TelQuest Communications, Inc. are affiliated entities. The carrying value of the Company's investment in and advances to TelQuest is approximately $3,842,000 at December 31, 1997. The Company's share of TelQuest's net losses for the year ended December 31, 1997 is $1,107,000.

    On September 29, 1997, the Company acquired 39% of the voting common stock of Television Interactiva del Norte, S.A. de C.V. ("Telinor") from Heartland for cash proceeds of $915,000 and assumption of a cash call obligation in the amount of $145,000. The Company also purchased from Heartland two unsecured promissory notes payable by Telinor for $2.56 million, including accrued interest. The two notes were immediately restructured into one unsecured note accruing interest at 12% and maturing on September 21, 2002. Additionally, the Company consummated another transaction with the principal stockholders of Telinor whereby the Company purchased 49% of the voting stock of Television Inalambrica, S.A. de C.V. ("Television") for cash in the amount of $1.0 million and committed to (i) loan Television up to $5.0 million in cash or (ii) finance an equivalent amount in sales of the Company's equipment to Television. The funds committed have been deposited into escrow pending disbursement or reduction of the required escrow amount through equipment sales to Television. As of December 31, 1997 approximately $5.0 million is held in escrow pursuant to this agreement. Telinor and Television were formed to develop wireless cable television systems providing subscription television services in Mexico. The Company has incurred additional costs of approximately $405,000 on behalf of Telinor and Television. The carrying value of the Company's investments in and advances to Telinor and Television, including the Company's note receivable of $2.56 million is approximately $4,661,000 at December 31, 1997. The Company's share of Telinor's and Television's net losses for the year ended December 31, 1997 is approximately $173,000.

    The Company's investments in TelQuest, Telinor and Television exceeds its equity in the underlying net assets by a total of approximately $1,841,000. These excess amounts are being amortized over 10 years, which represents the estimated useful life of the underlying assets of TelQuest, Telinor and Television. This amortization aggregated approximately $69,000 during 1997 and is included in the Company's share of losses in the accompanying consolidated statement of operations for the year ended December 31, 1997.

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

                  (TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

(4) PROPERTY AND EQUIPMENT

    Property and equipment consists of the following at December 31, 1997 and 1996:

                                                                                  ESTIMATED
                                                            1997       1996      USEFUL LIFE
                                                          ---------  ---------  -------------
Subscriber premises equipment and installation costs....  $  52,656  $  41,367   2 to 7 years
Transmission equipment and system construction costs....     16,035      8,825   5 - 10 years
Office furniture and equipment..........................      4,106      1,995        5 years
Leasehold improvements..................................      1,016        613        5 years
                                                          ---------  ---------
                                                             73,813     52,800
Less accumulated depreciation and amortization..........     23,294      9,845
                                                          ---------  ---------
                                                          $  50,519  $  42,955
                                                          ---------  ---------
                                                          ---------  ---------

(5) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consist of the following at December 31, 1997 and 1996:

                                                                               1997       1996
                                                                             ---------  ---------
Accounts payable...........................................................  $   4,680      1,921
Accrued programming and licenses...........................................      1,319        776
Accrued personnel costs....................................................      1,247      1,064
Other......................................................................      1,406      2,894
                                                                             ---------  ---------
                                                                             $   8,652      6,655
                                                                             ---------  ---------
                                                                             ---------  ---------

(6) LONG-TERM DEBT

    Long-term debt consists of the following at December 31, 1997 and 1996:

                                                                           1997        1996
                                                                        ----------  ----------
Senior Notes..........................................................  $  281,266  $  251,637
Heartland Long-Term Note..............................................       2,069      16,275
BTA auction payable to affiliates.....................................       4,396       4,902
Acquisition note......................................................      --           3,000
Capital leases and other..............................................         568         462
                                                                        ----------  ----------
  Total long-term debt................................................     288,299     276,276
Less current portion..................................................       1,339       3,840
                                                                        ----------  ----------
                                                                        $  286,960  $  272,436
                                                                        ----------  ----------
                                                                        ----------  ----------

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

                  (TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

(6) LONG-TERM DEBT (CONTINUED)
SENIOR NOTES

    On February 23, 1996, the Company consummated a private placement of 100,000 units (the "Unit Offering" or "Units") consisting of $400 million aggregate principal amount of 11 3/8% Senior Discount Notes due 2006 ("Senior Notes") and 110,000 shares of common stock of the Company. The Senior Notes will mature on March 1, 2006. The issue price of the Senior Notes represents a yield to maturity of 11 3/8% per annum computed on a semi-annual bond equivalent basis. Cash interest on the Senior Notes will not be payable prior to March 1, 2001. Commencing September 1, 2001, cash interest on the Senior Notes will be payable on March 1 and September 1 of each year at a rate of 11 3/8% per annum. Including amounts attributable to the common stock, the issuance of the Units resulted in net proceeds to the Company of approximately $219.7 million after underwriting discounts and other debt issuance costs aggregating approximately $9.8 million. For financial reporting purposes, the shares of common stock were valued at $800,000.

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

HEARTLAND LONG-TERM NOTE

    In connection with the Contributions on February 23, 1996, Heartland received the Heartland Long-Term Note. The Heartland Long-Term Note has a final maturity date that is 10 years and one day after the closing after the Contributions. The interest rate on the Heartland Long-Term Note increases from 10% to 15% if the Heartland Long-Term Note is not repaid within one year of issuance, with interest accruing and added to the balance annually. No cash interest will be paid on the Heartland Long-Term Note until after the Senior Notes (see above) have been paid in full. During 1997, the Company made a payment of approximately $15 million on the Heartland Long-Term Note with a portion of the proceeds from the disposition of assets and wireless channel rights in Atlanta (see note 2 (c)).

BTA AUCTION PAYABLE TO AFFILIATES

    The FCC recently concluded auctions for the award of initial commercial wireless cable licenses for "Basic Trading Areas" or "BTAs" (the "BTA Auction"). Pursuant to an agreement among CAI, Heartland and the Company, CAI and Heartland are obligated to convey to the Company, at their cost, and the Company has agreed to purchase, any rights acquired in the BTA Auction relating to the Company's markets, as well as certain other BTAs. CAI and Heartland were the winning bidders in the amount of approximately $17.9 million with respect to BTAs that will be conveyed to the Company. As of December 31, 1997, the accompanying consolidated balance sheet reflects a BTA auction payable to CAI, Heartland and other unaffiliated entities of approximately $643,000, $3,543,000 and $210,000, respectively, representing the remaining unpaid balances with respect to BTAs to be conveyed to the Company. The BTA auction payable to Heartland bears interest at 9.5% and will be paid over a 10-year period

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

                  (TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

(6) LONG-TERM DEBT (CONTINUED)
commencing in the fourth quarter of 1996. The Company is required to make quarterly interest-only payments for the first two years and quarterly payments of principal and interest over the remaining eight years.

    During 1997, the Company exchanged and returned to Heartland certain of its rights to BTA licenses, resulting in a decrease of $614,000 in license costs and the corresponding BTA payable.

ACQUISITION NOTE

    In connection with the acquisition of USA (note 2(b)), the Company assumed a note payable of $3,000,000 with an interest rate of 12%. In February 1997, the Company settled this note payable, a note receivable for $1,260,000 (see note 2(b)) and working capital adjustments for a cash payment of $2,103,000.

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

    Aggregate maturities of long-term debt as of December 31, 1997 for the five years ending December 31, 2002 and thereafter are as follows:

1998..............................................................  $     995
1999..............................................................        562
2000..............................................................        462
2001..............................................................        405
2002..............................................................        445
Thereafter........................................................    285,430

(7) LEASES AND FCC LICENSES

    The Company is dependent on leases with third parties for most of its wireless cable channel rights. Under FCC rules, the base term of each lease cannot exceed the term of the underlying FCC license. FCC licenses for wireless cable channels generally must be renewed every ten years, and there is no automatic renewal of such licenses. The use of such channels by the lessors is subject to regulation by the FCC and, therefore, the Company's ability to continue to enjoy the benefits of these leases is dependent upon the lessors' continuing compliance with applicable regulations. The remaining initial terms of most of the Company's channel leases range from 5 to 10 years, although certain of the Company's channel leases have initial terms expiring in the next several years. Most of the Company's leases provide that the lessor may negotiate lease renewals with only the Company and, if a renewal agreement is not reached within a specified time, grant the Company a right of first refusal to match any competing offers. Although the Company does not believe that the termination of or failure to renew a single channel lease would adversely affect the Company, several of such terminations or failures in one or more markets that the Company actively serves could have a material adverse effect on the Company. Channel rights lease agreements generally require payments based on the greater of specified minimums or amounts based

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

                  (TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

(7) LEASES AND FCC LICENSES (CONTINUED)
upon various subscriber levels. Additionally, FCC licenses also specify construction deadlines, which, if not met, could result in the loss of the license. Requests for additional time to construct may be filed and are subject to review pursuant to FCC rules.

    Payments under the channel rights lease agreements generally begin upon the completion of construction of the transmission equipment and facilities and approval for operation pursuant to the rules and regulations of the FCC. However, for certain leases, the Company is obligated to begin payments upon grant of the channel rights. Channel rights lease expense was approximately $1,883,000 and $1,810,000 for the years ended December 31, 1997 and 1996, respectively.

    The Company also has certain operating leases for office space, equipment and transmission tower space. Rent expense incurred in connection with other operating leases was approximately $941,000 and $950,000 for the years ended December 31, 1997 and 1996, respectively.

    Future minimum lease payments due under channel rights leases and other noncancellable operating leases at December 31, 1997 are as follows:

                                                                             CHANNEL       OTHER
                                                                             RIGHTS      OPERATING
YEAR ENDING DECEMBER 31,                                                     LEASES       LEASES
-------------------------------------------------------------------------  -----------  -----------
1998.....................................................................   $   3,048        1,028
1999.....................................................................       3,441          880
2000.....................................................................       3,536          743
2001.....................................................................       3,607          674
2002.....................................................................       3,636          655

(8) STOCKHOLDERS' EQUITY

(A) PREFERRED STOCK

    The Company has authorized 5,000,000 shares of preferred stock which can be issued in series with varying preferences and conversion features as determined by the Board of Directors of the Company. At December 31, 1997, no shares of preferred stock were issued.

(B) STOCK OPTIONS

    In 1996, the Company established the CS Wireless Systems, Inc. Incentive Stock Plan ("Stock Plan") which provides for the issuance of stock options to officers and other key employees of the Company and its subsidiaries. The Stock Plan makes available for issuance 1,500,000 shares of common stock. Options issued under the Stock Plan have varying vesting periods as provided in separate stock option agreements and generally carry an expiration date of ten years subsequent to the date of issuance. Options issued are required to have an exercise price of not less than fair market value of the Company's common stock on the date of grant.

    The Company applies APB Opinion No. 25 in accounting for its Stock Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

                  (TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

(8) STOCKHOLDERS' EQUITY (CONTINUED)
determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                                           1997        1996
                                                                        ----------  ----------
Net loss:
  As reported.........................................................  $  (52,565) $  (28,527)
  Pro forma...........................................................     (54,418)    (29,404)

Basic and diluted loss per common share:
  As reported.........................................................  $    (4.94) $    (3.06)
  Pro forma...........................................................       (5.11)      (3.21)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997 and 1996: dividend yield of 0%; risk-free interest rate of 6.0% and an expected life of 5 years.

    Following is a summary of activity in the employee option plan discussed above for the years ended December 31, 1996 and 1997:

                                                            1997                     1996
                                                   -----------------------  ----------------------
                                                                WEIGHTED                WEIGHTED
                                                                 AVERAGE                 AVERAGE
                                                                EXERCISE                EXERCISE
                                                     SHARES       PRICE      SHARES       PRICE
                                                   ----------  -----------  ---------  -----------
Outstanding at beginning of year.................     655,161   $    9.40      --       $  --
Granted..........................................     833,335        6.50     655,161        9.40
Exercised........................................      --          --          --          --
Canceled.........................................    (589,635)       9.14      --          --
                                                   ----------       -----   ---------       -----
Outstanding at end of year.......................     898,861   $    6.88     655,161   $    9.40
                                                   ----------       -----   ---------       -----
                                                   ----------       -----   ---------       -----
Options exercisable at year end..................     536,818                 367,049
                                                   ----------               ---------
                                                   ----------               ---------
Weighted average fair value of options granted
  during the year................................  $     6.50               $    9.40
                                                   ----------               ---------
                                                   ----------               ---------

    During 1997, the Company repriced 333,335 vested options from $9.40 per share to $6.50 per share. The resulting exercise price is based on the estimated fair value of the Company on the date of the

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

                  (TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

(8) STOCKHOLDERS' EQUITY (CONTINUED)
repricing. Accordingly, no compensation expense was recorded as a result of the option repricing. The following table summarizes information about stock options outstanding at December 31, 1997:

                                         OPTIONS OUTSTANDING
                                --------------------------------------     OPTIONS EXERCISABLE
                                               WEIGHTED                 -------------------------
                                   NUMBER       AVERAGE     WEIGHTED       NUMBER      WEIGHTED
                                OUTSTANDING    REMAINING     AVERAGE    EXERCISABLE     AVERAGE
                                AT DECEMBER   CONTRACTUAL   EXERCISE    AT DECEMBER    EXERCISE
EXERCISE PRICE                    31, 1997       LIFE         PRICE       31, 1997       PRICE
------------------------------  ------------  -----------  -----------  ------------  -----------
$6.50.........................      781,335    9.1 years    $    6.50        91,999    $    6.50
                                ------------  -----------       -----   ------------       -----
                                ------------  -----------       -----   ------------       -----
$9.40.........................      321,826    8.2 years    $    9.40       444,819    $    9.40
                                ------------  -----------       -----   ------------       -----
                                ------------  -----------       -----   ------------       -----

(9) INCOME TAXES

    The Company recognized deferred income tax benefits of $5,429,000 and $14,631,000 for the year ended December 31, 1997 and 1996 consists of a deferred tax benefit.

    Total income tax benefit for the year ended December 31, 1997 and 1996 differed from the amount computed by applying the U.S. federal statutory income tax rate of 35% to loss before income taxes as a result of the following:

                                                                           1997        1996
                                                                        ----------  ----------
Computed "expected tax" benefit.......................................  $  (19,827) $  (15,105)
  Amortization of goodwill............................................       1,394       1,260
  State income taxes..................................................      (1,133)       (863)
  Adjustment to prior year deferred taxes.............................      (2,019)     --
  Increase in valuation allowance.....................................      16,082      --
  Other, net..........................................................          74          77
                                                                        ----------  ----------
                                                                        $   (5,429) $  (14,631)
                                                                        ----------  ----------
                                                                        ----------  ----------

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

                  (TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

(9) INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and 1996 are presented below:

                                                                           1997        1996
                                                                        ----------  ----------
Deferred tax assets:
  Net operating loss carryforwards....................................  $   14,596  $    7,152
  Noncash interest....................................................      19,736       8,493
  Investments in affiliates...........................................         499      --
  Property and equipment..............................................       1,443      --
  Other...............................................................      --              45
                                                                        ----------  ----------
    Total gross deferred tax assets...................................      36,274      15,690
  Less valuation allowance............................................     (16,082)     --
                                                                        ----------  ----------
                                                                            20,192      15,690
                                                                        ----------  ----------
Deferred tax liabilities:
  License and leased license investment...............................      20,143      20,977
  Property and equipment..............................................      --             142
  Other...............................................................          49      --
                                                                        ----------  ----------
    Total deferred tax liabilities....................................      20,192      21,119
                                                                        ----------  ----------
    Net deferred tax liability........................................  $   --      $    5,429
                                                                        ----------  ----------
                                                                        ----------  ----------

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

    At December 31, 1997, the Company has net operating loss carryforwards available of approximately $39,446,000 which begin to expire in 2010. Approximately $8,955,000 of the net operating loss carryover is subject to an annual limitation and the separate return limitation year rules.

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of the Senior Notes at December 31, 1997 was approximately $96.0 million (carrying amount of $281.2 million) and is based on market quotes obtained from dealers. The carrying amounts of the Heartland Long-Term Note, the Acquisition Note and the BTA auction payables approximate fair value as these notes bear interest at current market rates.

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

                  (TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(11) COMMITMENTS AND CONTINGENCIES

    The Company has entered into a series of noncancellable agreements to purchase entertainment programming for retransmission which expire through 2000. The agreements generally require monthly payments based upon the number of subscribers to the Company's systems, subject to certain minimums.

    The Company has signed a definitive agreement to purchase from approximately $55,607,000 to $67,894,000 in total value, depending on the period of acquisition, of digital subscriber premises equipment with deliveries over a three-year period ending in March 2000. The contract includes certain cancellation penalties of up to approximately $1 million which if incurred could be material to the Company. The Company has purchased approximately $3,813,000 in equipment under this agreement through December 31, 1997.

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

                                          /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
April 1, 1996

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                           (FORMERLY ACS OHIO, INC.)
               AND CERTAIN ASSETS OF ATLANTIC MICROSYSTEMS, INC.

                             COMBINED BALANCE SHEET

                               DECEMBER 31, 1995
                           (000S, EXCEPT SHARE DATA)

                                            ASSETS
Current assets:
  Cash.............................................................................  $     184
  Accounts receivable, less allowance for doubtful accounts of $138................        370
  Other current assets.............................................................         35
                                                                                     ---------
Total current assets...............................................................        589
Plant and equipment, net...........................................................     12,220
Wireless channel rights, net.......................................................     29,500
Goodwill, net......................................................................     33,379
                                                                                     ---------
                                                                                     $  75,688
                                                                                     ---------
                                                                                     ---------

                                    LIABILITIES AND EQUITY

Current liabilities:
  Capital lease obligations........................................................  $      52
  Accounts payable and accrued expenses............................................      2,286
  Customer deposits and billings received in advance...............................        398
                                                                                     ---------
Total current liabilities..........................................................      2,736
Capital lease obligations..........................................................         60
Due to CAI Wireless Systems, Inc...................................................      1,831
Deferred income taxes..............................................................     10,745
Equity:
  Preferred Stock--par value $.01 per share, authorized 5,000,000, none issued.....     --
  Common stock--par value $.001 per share, authorized 40,000,000, issued 1,000
    shares.........................................................................          1
  Additional paid-in capital.......................................................     15,950
  Divisional equity................................................................     45,572
  Accumulated deficit..............................................................     (1,207)
                                                                                     ---------
Total equity.......................................................................     60,316
                                                                                     ---------
                                                                                     $  75,688
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

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                           (FORMERLY ACS OHIO, INC.)
               AND CERTAIN ASSETS OF ATLANTIC MICROSYSTEMS, INC.

            COMBINED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

          FOR THE PERIOD FROM SEPTEMBER 30, 1995 TO DECEMBER 31, 1995
                         (000S, EXCEPT PER SHARE DATA)

Revenues:
  Pay television revenues.........................................................  $   2,301
Expenses:
  Programming and license fees....................................................        795
  Marketing.......................................................................        222
  General and administrative, including $151,000 to CAI Wireless Systems, Inc.....      1,086
  Depreciation and amortization...................................................      1,796
                                                                                    ---------
                                                                                        3,899
                                                                                    ---------
                                                                                       (1,598)
Interest expense, net.............................................................         (2)
                                                                                    ---------
Loss before tax benefit...........................................................     (1,600)
Benefit from income taxes.........................................................        393
                                                                                    ---------
Net loss..........................................................................  $  (1,207)
Accumulated deficit:
  Beginning of period.............................................................     --
                                                                                    ---------
  End of period...................................................................  $  (1,207)
                                                                                    ---------
                                                                                    ---------
Per share data:
Net loss per common share.........................................................  $  (1,207)
                                                                                    ---------
                                                                                    ---------
Weighted average common shares outstanding........................................      1,000
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

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                           (FORMERLY ACS OHIO, INC.)
               AND CERTAIN ASSETS OF ATLANTIC MICROSYSTEMS, INC.

                        COMBINED STATEMENT OF CASH FLOWS

          FOR THE PERIOD FROM SEPTEMBER 30, 1995 TO DECEMBER 31, 1995

                                                                                                          (000S)
                                                                                                         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss...............................................................................................  $  (1,207)
Adjustments to reconcile net loss to net cash used in operating activities:
  Deferred income taxes................................................................................       (393)
  Depreciation and amortization........................................................................      1,796
  Changes in assets and liabilities:
    Accounts receivable................................................................................        (24)
    Other operating assets.............................................................................         14
    Accounts payable and accrued expenses..............................................................       (887)
    Other operating liabilities........................................................................        (37)
                                                                                                         ---------
Net cash used in operating activities..................................................................       (738)
                                                                                                         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures...................................................................................     (1,037)
                                                                                                         ---------
Net cash used in investing activities..................................................................     (1,037)
                                                                                                         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of capital lease obligations..................................................................         (2)
Advances from CAI Wireless Systems, Inc................................................................      1,831
                                                                                                         ---------
Net cash provided by financing activities..............................................................      1,829
                                                                                                         ---------
Net increase in cash...................................................................................         54
Cash, beginning of period..............................................................................        130
                                                                                                         ---------
Cash, end of period....................................................................................  $     184
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

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                           (FORMERLY ACS OHIO, INC.)
               AND CERTAIN ASSETS OF ATLANTIC MICROSYSTEMS, INC.

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
AUTHORIZED SHARES

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
                                                                       ------------
                                                                       ------------

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                           (FORMERLY ACS OHIO, INC.)
               AND CERTAIN ASSETS OF ATLANTIC MICROSYSTEMS, INC.

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1995

2. PLANT AND EQUIPMENT (CONTINUED)
    Capitalized overhead costs were approximately $164,000 in 1995. Depreciation expense was approximately $727,000 in 1995.

3. GOODWILL AND WIRELESS CHANNEL RIGHTS

    Goodwill consisted of the following (000s):

                                                                                  DECEMBER 31,
                                                                                      1995
                                                                                  ------------
Costs of acquired businesses in excess of fair market values allocated to
  specific assets...............................................................   $   33,945
Less accumulated amortization...................................................         (566)
                                                                                  ------------
                                                                                   $   33,379
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

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                           (FORMERLY ACS OHIO, INC.)
               AND CERTAIN ASSETS OF ATLANTIC MICROSYSTEMS, INC.

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1995

5. LEASES (CONTINUED)
    A summary of channel lease terms at December 31, 1995 is as follows:

                                                          LEASE               EXTENSION
CHANNELS                        LESSOR                  EXPIRATION              TERMS
------------------  ------------------------------  ------------------  ----------------------
A1................  Parma Board of Education        January 2005        CAI 10-year option
A2-C4.............  Etamc                           April 2002          Auto 5-year option
D1-D4.............  Rockne Educ. Telev.             March 2005          CAI 10-year option
E1-E4.............  Lawrence Brandt                 August 2012         Unspecified
F1-F4.............  Krisar, Inc.                    August 1998         CAI 10-year option
H2................  Via./Net Cos.                   December 1995       Auto 5-year option

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

    Plant and equipment includes the following capitalized values and accumulated amortization for property under capital leases (000s):

                                                                                   DECEMBER 31,
                                                                                       1995
                                                                                  ---------------
Office and computer.............................................................     $     142
Less accumulated amortization...................................................            (6)
                                                                                         -----
                                                                                     $     136
                                                                                         -----
                                                                                         -----

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

                                                                             CAPITAL     OPERATING
                                                                             LEASES       LEASES
                                                                           -----------  -----------
1996.....................................................................   $      64    $     382
1997.....................................................................          63          336
1998.....................................................................           9          296
1999.....................................................................      --              296
2000.....................................................................      --              296
2001 and beyond..........................................................      --              960
                                                                                -----   -----------
Total minimum lease payments.............................................         136    $   2,566
                                                                                -----   -----------
                                                                                -----   -----------
Less amount representing interest........................................         (24)
                                                                                -----   -----------
Present value of minimum lease payments..................................   $     112
                                                                                -----   -----------
                                                                                -----   -----------

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

    CAI allocated the purchase price, based upon estimated fair values of assets and liabilities at the date of acquisition to each of the markets acquired in the acquisition. The purchase price allocation to the Cleveland market was as follows (000s):

Operating assets.................................................  $     525
Plant and equipment..............................................     12,024
Goodwill.........................................................     33,945
Wireless channel rights..........................................     30,000
Liabilities......................................................    (14,971)
                                                                   ---------
Net assets acquired..............................................  $  61,523
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

    In order to attract and retain highly qualified persons, the Company adopted the 1996 CS Wireless Systems, Inc. Incentive Plan (the "Plan") to be effective as of February 23, 1996, subject to shareholder approval within twelve months of the effective date. The Board of Directors of the Company designated a committee to administer the Plan. The Plan provides for the grant of incentive stock options (qualifying under Section 422 of the Internal Revenue Code), non-qualfied stock options, stock appreciation rights,

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
                           (FORMERLY ACS OHIO, INC.)
               AND CERTAIN ASSETS OF ATLANTIC MICROSYSTEMS, INC.

               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1995

8. SUBSEQUENT EVENT (CONTINUED)
performance shares and restricted stock or any combination of the foregoing, as the committee may determine. Terms and conditions, including vesting provisions, exercise periods and forms of award, are determined by the committee at the grant date. Shares available for the Plan is limited to 752,688. The Plan will terminate on February 22, 2006. In March 1996, options were granted to four persons, aggregating 645,161 shares subject to those options with a $9.40 per share exercise price. The options vest monthly over 24 to 36 months and the exercise periods end on December 31, 2005 or February 22, 2006.

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

                                              /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
April 1, 1996

                        ACS OHIO, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           (000'S, EXCEPT SHARE DATA)

                                                                                      DECEMBER 31,  SEPTEMBER 29,
                                                                                          1994          1995
                                                                                      ------------  -------------
                                                     ASSETS
Current assets:
  Cash..............................................................................   $      710     $     130
  Accounts receivable, less allowance for doubtful accounts of $113 and $9 in 1995
    and 1994, respectively..........................................................          177           346
  Other current assets..............................................................           56            49
                                                                                      ------------  -------------
Total current assets................................................................          943           525
Plant and equipment, net............................................................       10,015        12,275
Channel acquisition costs, net......................................................        1,299         1,203
Goodwill, net.......................................................................        7,484         7,092
                                                                                      ------------  -------------
                                                                                       $   19,741     $  21,095
                                                                                      ------------  -------------
                                                                                      ------------  -------------

                                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current maturities of capital lease obligations...................................   $       81     $      81
  Accounts payable and accrued expenses.............................................          810         3,344
  Customer deposits and billings received in advance................................          436           435
                                                                                      ------------  -------------
Total current liabilities...........................................................        1,327         3,860
Capital lease obligations...........................................................          164           144
Due to ACS Enterprises, Inc.........................................................        2,226         3,591
Deferred income taxes...............................................................          649        --
Stockholder's equity:
  Common stock--par value $1 per share, authorized and issued 1,000 shares..........            1             1
  Additional paid-in capital........................................................       15,950        15,950
  Accumulated deficit...............................................................         (576)       (2,451)
                                                                                      ------------  -------------
Total stockholder's equity..........................................................       15,375        13,500
                                                                                      ------------  -------------
                                                                                       $   19,741     $  21,095
                                                                                      ------------  -------------
                                                                                      ------------  -------------

                            See accompanying notes.

                        ACS OHIO, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                         (000'S, EXCEPT PER SHARE DATA)

                                                                                    PERIOD FROM
                                                                                   MARCH 9, 1994     PERIOD FROM
                                                                                     (DATE OF      JANUARY 1, 1995
                                                                                    INCEPTION)      TO SEPTEMBER
                                                                                  TO DECEMBER 31,        29,
                                                                                       1994             1995
                                                                                  ---------------  ---------------
Revenues:
  Pay television revenues.......................................................     $   4,332        $   6,170
Expenses:
  Programming and license fees..................................................         1,239            2,107
  Marketing.....................................................................           221              471
  General and administrative....................................................         1,994            2,863
  Depreciation and amortization.................................................         1,571            3,020
                                                                                       -------     ---------------
                                                                                         5,025            8,461
                                                                                       -------     ---------------
                                                                                          (693)          (2,291)
Interest expense, net...........................................................           (62)            (233)
                                                                                       -------     ---------------
Loss before income taxes........................................................          (755)          (2,524)
Benefit from income taxes.......................................................           179              649
                                                                                       -------     ---------------
Net loss........................................................................     $    (576)       $  (1,875)
Accumulated deficit:
  Beginning of period...........................................................        --                 (576)
                                                                                       -------     ---------------
  End of period.................................................................     $    (576)       $  (2,451)
                                                                                       -------     ---------------
                                                                                       -------     ---------------
Per share data:
  Net loss per common share.....................................................     $    (576)       $  (1,875)
                                                                                       -------     ---------------
                                                                                       -------     ---------------
Weighted average common shares outstanding......................................         1,000            1,000
                                                                                       -------     ---------------
                                                                                       -------     ---------------

                            See accompanying notes.

                        ACS OHIO, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (000'S)

                                                                                    PERIOD FROM
                                                                                   MARCH 9, 1994     PERIOD FROM
                                                                                     (DATE OF      JANUARY 1, 1995
                                                                                    INCEPTION)      TO SEPTEMBER
                                                                                  TO DECEMBER 31,        29,
                                                                                       1994             1995
                                                                                  ---------------  ---------------
Cash flows from operating activities
  Net loss......................................................................     $    (576)       $  (1,875)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Deferred income taxes.......................................................          (179)            (649)
    Depreciation and amortization...............................................         1,571            3,020
    Changes in assets and liabilities:
      Accounts receivable.......................................................           104             (169)
      Other operating assets....................................................            73                7
      Accounts payable and accrued expenses.....................................           438            2,534
      Other operating liabilities...............................................          (184)              (1)
                                                                                       -------          -------
Net cash provided by operating activities.......................................         1,247            2,867
                                                                                       -------          -------
Cash flows from investing activities
  Capital expenditures..........................................................        (2,608)          (4,792)
  Purchase of Channel rights....................................................          (519)          --
                                                                                       -------          -------
  Net cash used in investing activities.........................................        (3,127)          (4,792)
                                                                                       -------          -------
Cash flows from financing activities
  Payments of capital lease obligations.........................................           (32)             (20)
  Advances from ACS Enterprises, Inc............................................         2,226            1,365
                                                                                       -------          -------
  Net cash provided by financing activities.....................................         2,194            1,345
                                                                                       -------          -------
  Net (decrease) increase in cash...............................................           314             (580)
Cash, beginning of period.......................................................           396              710
                                                                                       -------          -------
Cash, end of period.............................................................     $     710        $     130
                                                                                       -------          -------
                                                                                       -------          -------

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

LOSS PER SHARE

    The carrying value of the goodwill and channel acquisition costs is reviewed on an ongoing basis. If the review indicates that these assets are not recoverable, as determined based on undiscounted future cash flows, the Company's carrying value of these assets is reduced to its estimated fair value. No such reduction was made in 1995 or 1994.

                        ACS OHIO, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Loss per share is based on the average number of common shares outstanding during the period.

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

2. PLANT AND EQUIPMENT

    Plant and equipment consisted of the following (000s):

                                                        DECEMBER 31,  SEPTEMBER 29,    LIFE
CLASSIFICATION                                              1994          1995        (YEARS)
------------------------------------------------------  ------------  -------------  ---------
Vehicles..............................................   $      172     $     185            3
Office and computer...................................          558           682            5
Transmission equipment................................          748           846           10
Television and other equipment........................        8,792        13,167       2 to 7
Materials and supplies................................          839           727      2 to 10
                                                        ------------  -------------  ---------
                                                             11,109        15,607
Less accumulated depreciation.........................       (1,094)       (3,332)
                                                        ------------  -------------
                                                         $   10,015     $  12,275
                                                        ------------  -------------
                                                        ------------  -------------

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

                        ACS OHIO, INC. AND SUBSIDIARIES

5. LEASES (CONTINUED)
    A summary of channel lease terms at September 29, 1995 is as follows:

                                                          LEASE               EXTENSION
CHANNELS                        LESSOR                  EXPIRATION              TERMS
------------------  ------------------------------  ------------------  ----------------------
A1................  Parma Board of Education        January 2005        ACS 10-year option
A2-C4.............  Etamc                           April 2002          Auto 5-year option
D1-D4.............  Rockne Educ. Telev.             March 2005          ACS 10-year option
E1-E4.............  Lawrence Brandt                 August 2012         Unspecified
F1-F4.............  Krisar, Inc.                    August 1998         ACS 10-year option
H2................  Via./Net Cos.                   December 1995       Auto 5-year option

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

                                                                             CAPITAL     OPERATING
                                                                             LEASES       LEASES
                                                                           -----------  -----------
1996.....................................................................   $     127    $     316
1997.....................................................................         111          300
1998.....................................................................          22          296
1999.....................................................................      --              296
2000.....................................................................      --              296
2001 and beyond..........................................................      --            1,033
                                                                                -----   -----------
Total minimum lease payments.............................................         260    $   2,537
Less amount representing interest........................................         (35)
                                                                                -----
Present value of minimum lease payments..................................   $     225
                                                                                -----
                                                                                -----

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

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as calculated on a stand-alone basis were as follows (000s):

                                                                   DECEMBER 31,    SEPTEMBER 29,
                                                                       1994            1995
                                                                  ---------------  -------------
Deferred tax liabilities--
Basis difference on property and equipment......................     $     726       $     577
Deferred tax assets:
  Net operating loss carryforwards..............................            60             855
  Other.........................................................            17             103
                                                                         -----          ------
Total deferred tax assets.......................................            77             958
                                                                         -----          ------
Valuation allowance for deferred tax assets.....................        --                (381)
                                                                         -----          ------
Net deferred tax liabilities....................................     $     649       $  --
                                                                         -----          ------
                                                                         -----          ------

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

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

CS Wireless Systems, Inc.:

    Under the date of March 13, 1998, we reported on the consolidated balance sheets of CS Wireless Systems, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, which are included in the Company's annual report on Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the index at item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

    In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick LLP

Dallas, Texas
March 13, 1998

                                                                     SCHEDULE II

                           CS WIRELESS SYSTEMS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                                  ADDITIONS
                                                                       --------------------------------
                                                         BALANCE AT      CHARGED TO
                                                        BEGINNING OF      COSTS AND       CHARGED TO                   BALANCE AT
                     DESCRIPTION                           PERIOD         EXPENSES           OTHER        WRITEOFFS   END OF PERIOD
------------------------------------------------------  -------------  ---------------  ---------------  -----------  -------------
Year ended December 31, 1996:
  Allowance for doubtful accounts.....................    $     138             971           --               (691)          418
                                                              -----             ---              ---            ---           ---
                                                              -----             ---              ---            ---           ---
Year ended December 31, 1997:
  Allowance for doubtful accounts.....................    $     418             847           --               (738)          257
                                                              -----             ---              ---            ---           ---
                                                              -----             ---              ---            ---           ---