Form 10-Q
period 1998-03-31
CS WIRELESS SYSTEMS INC
filed 1998-05-14
CIK 1011744

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended March 31, 1998

                                      or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from _________ to _________

                        Commission File Number: 333-3288

                           CS Wireless Systems, Inc.
              (Exact name of Registrant as specified in its charter)

           Delaware                                              23-2751747
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

200 Chisholm Place, Suite 202, Plano, Texas                         75075
 (Address of principal executive offices)                         (Zip Code)

                               (972) 633-4000
               (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [ x ]      No [   ]

Number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                                Shares Outstanding
                     Class                      as of May 14, 1998
                     -----                      ------------------
          Common Stock, $.001 par value              10,700,506

                       PART I  -  FINANCIAL INFORMATION
                        ITEM 1 -  FINANCIAL STATEMENTS

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                        MARCH 31,     DECEMBER 31,
                                                          1998            1997
                                                       -----------    ------------
                                                       (Unaudited)
     ASSETS
Current assets:
 Cash and cash equivalents                               $ 65,010       $ 74,564
 Restricted cash                                            5,030          5,030
 Subscriber receivables, net                                1,028          1,026
 Accounts receivable from affiliates                           67             --
 Prepaid expenses and other                                 1,008            939
                                                         --------       --------
   Total current assets                                    72,143         81,559

Plant and equipment, net                                   52,625         50,519
License and leased license investment, net                169,228        170,689
Goodwill, net                                              47,310         48,243
Investment in and loans to equity affiliates                7,732          8,503
Debt issuance costs and other assets, net                  10,975         11,190
                                                         --------       --------
                                                         $360,013       $370,703
                                                         --------       --------
                                                         --------       --------

 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                   $  8,300       $  8,370
 Accounts payable to affiliates                                --            282
 Current portion of long-term debt                            217            217
 Current portion of BTA auction payable                       561          1,122
 Other current liabilities                                    676          1,523
                                                         --------       --------
   Total current liabilities                                9,754         11,514

Long-term debt, less current portion                      291,502        283,686
BTA auction payable, less current portion                   3,196          3,274
                                                         --------       --------
   Total liabilities                                      304,452        298,474
                                                         --------       --------

Stockholders' equity:
Preferred stock, $.01 par value; authorized 5,000,000
  shares, no shares issued and outstanding                     --             --
Common stock, $.001 par value; authorized 40,000,000 shares,
  issued and outstanding 10,702,609 shares in 1998 and 1997    11             11
Treasury stock, at cost; 2,103 shares in 1998 and 1997        (40)           (40)
Additional paid-in capital                                154,557        154,557
Accumulated deficit                                       (98,967)       (82,299)
                                                         --------       --------
   Total stockholders' equity                              55,561         72,229
                                                         --------       --------
                                                         $360,013       $370,703
                                                         --------       --------
                                                         --------       --------

See accompanying notes to unaudited condensed consolidated financial statements

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)

                                                           THREE MONTHS ENDED
                                                       --------------------------
                                                        MARCH 31,      MARCH 31,
                                                          1998           1997
                                                       -----------    -----------
                                                       (Unaudited)    (Unaudited)
Revenue                                                  $  6,823       $  6,678
                                                       ----------     ----------
Operating expenses:
   Systems operations                                       3,908          3,695
   Selling, general and administrative                      4,119          3,815
   Depreciation and amortization                            7,224          6,585
                                                       ----------     ----------
      Total operating expenses                             15,251         14,095
                                                       ----------     ----------
      Operating loss                                       (8,428)        (7,417)
Other income (expense):
   Interest income                                          1,017          1,450
   Equity in losses of affiliates                            (986)            --
   Interest expense                                        (8,271)        (7,996)
                                                       ----------     ----------
Total other expense, net                                   (8,240)        (6,546)
                                                       ----------     ----------
Loss before income taxes                                  (16,668)       (13,963)
Income tax benefit                                             --          1,357
                                                       ----------     ----------
Net loss                                                 $(16,668)      $(12,606)
                                                       ----------     ----------
                                                       ----------     ----------

Weighted average basic and diluted loss
  per common share                                       $  (1.56)      $  (1.21)
                                                       ----------     ----------
                                                       ----------     ----------

Basic and diluted weighted average shares outstanding  10,700,506     10,448,000
                                                       ----------     ----------
                                                       ----------     ----------

See accompanying notes to unaudited condensed consolidated financial statements

                  CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                    THREE MONTHS ENDED
                                                                --------------------------
                                                                 MARCH 31,      MARCH 31,
                                                                    1998           1997
                                                                -----------    -----------
                                                                (Unaudited)    (Unaudited)
Cash flows from operating activities:
 Net loss                                                        $(16,668)      $(12,606)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                  7,224          6,585
     Deferred income taxes                                             --         (1,357)
     Accretion on discount notes and amortization of debt
      issuance costs                                                8,100          7,250
     Non-cash interest expense on other long-term debt                164            699
     Equity in losses of affiliates                                   986             --
     Changes in assets and liabilities, net of effects of
      contributions:
       Subscriber receivables                                          (2)            81
       Prepaid expenses and other                                    (246)          (116)
       Accounts payable, accrued expenses and other liabilities      (305)           263
                                                                 --------      ---------

         Net cash provided by (used in) operating activities         (747)           799
                                                                 --------      ---------
     Cash flows from investing activities:
     Purchases of plant and equipment                              (5,964)        (1,737)
     Additions to license and leased license investment              (956)        (1,669)
     Investment in equity affiliates                                 (998)            --
     Investment in assets held for sale                                --         (1,002)
     Other                                                             --           (175)
                                                                 --------      ---------
         Net cash used in investing activities                     (7,918)        (4,583)
                                                                 --------      ---------
Cash flows from financing activities:
     Payments on notes payable                                       (156)        (2,103)
     Payments on BTA auction payable                                 (733)            --
                                                                 --------      ---------
        Net cash used in financing activities                        (889)        (2,103)
                                                                 --------      ---------

Net decrease in cash and cash equivalents                        $ (9,554)      $ (5,887)
Cash and cash equivalents at beginning of period                   74,564        113,072
                                                                 --------      ---------
Cash and cash equivalents at end of period                       $ 65,010      $ 107,185
                                                                 --------      ---------
                                                                 --------      ---------


See accompanying notes to unaudited condensed consolidated financial statements

                  CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1998
                                  (Unaudited)

(1)  GENERAL

     (a)  DESCRIPTION OF BUSINESS

     THE COMPANY. CS Wireless Systems, Inc. (together with its subsidiaries, "CS" or the "Company") is one of the largest wireless cable television companies in the United States in terms of line-of-sight ("LOS") households and subscribers. The Company's 21 markets encompass approximately 7.7 million television households, approximately 6.4 million of which are LOS households, as estimated by the Company. The Company has commenced a limited commercial offering of Internet access service in its Dallas, Texas market. Further, the Company is offering certain telephony products through interconnection agreements with Southwestern Bell Telephone Company and GTE Southwest Incorporated and a long distance reseller agreement with WorldCom, Inc.

     At May 14, 1998, CAI Wireless Systems, Inc. ("CAI") and Heartland Wireless Communications, Inc. ("Heartland") owned 60% and 36%, respectively, of the outstanding Common Stock of the Company. CAI is one of the largest developers, owners and operators of wireless cable television systems in the United States. Heartland is a leading developer, owner and operator of wireless cable systems in small to mid-size markets located in the central United States.

     PRINCIPAL MARKETS OF THE COMPANY. On February 23, 1996, in exchange for approximately 60% of the Company's Common Stock, CAI, directly or indirectly, contributed to the Company the wireless cable television assets and all related liabilities, or the stock of subsidiaries owning wireless cable television assets associated with the wireless cable television markets of Bakersfield and Stockton/Modesto, California; Charlotte, North Carolina; and Cleveland, Ohio. Simultaneously, in exchange for approximately 40% of the Company's Common Stock, cash, a short-term note and a long-term note (the "Heartland Long-Term Note"), Heartland, directly or indirectly, contributed or sold to the Company the wireless cable television assets and all related liabilities associated with the wireless cable television markets of Grand Rapids, Michigan; Minneapolis, Minnesota; Kansas City (suburbs), Missouri; Dayton, Ohio; Dallas, Fort Worth and San Antonio, Texas; and Salt Lake City, Utah. The Company subsequently acquired wireless cable television rights and related assets in certain Midwest markets, including but not limited to, the Effingham and Wellsville, Kansas; Story City, Iowa; Scottsbluff, Nebraska; Kalispell, Montana and Rochester, Minnesota markets in connection with the Company's merger acquisition of USA Wireless Cable, Inc. on October 11, 1996 ("USA Wireless Acquisition"). The Company consummated on September 3, 1997 an exchange of its wireless cable rights and related assets in Salt Lake City, Utah for wireless cable rights and related assets in Kansas City, Missouri pursuant to an agreement dated as of November 6, 1996 with People's Choice TV Corp.

     (b)  BASIS OF PRESENTATION

          The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     (c)  INTERIM FINANCIAL INFORMATION

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the Company's financial position as of March 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. These results are not necessarily indicative of the results to be expected for the full fiscal year.

     (d)  COMMON SHARES OUTSTANDING AND NET LOSS PER COMMON SHARE

          The Company adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, in the fourth quarter of 1997, which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has restated its March 31, 1997 earnings per share calculation to reflect the adoption of SFAS 128.

                  CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                March 31, 1998
                                  (Unaudited)

(2)  CONTINGENCIES

     The Company is a party to legal proceedings incidental to its business. A discussion of certain of these legal proceedings is contained in Part II,
Item 1 "Legal Proceedings" of this Form 10-Q. The Company believes that the ultimate resolution of the legal proceedings will not have a material adverse effect on the Company's consolidated financial position, operating results or liquidity.

(3) RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, in the first quarter of 1998, which requires companies to disclose comprehensive income separately of net income from operations. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-ownership sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The adoption of this statement had no effect on the Company for the quarters ended March 31, 1998 or 1997.

                                     ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

OVERVIEW

     CS Wireless Systems, Inc. and its subsidiaries develop, own and operate a network of wireless cable television systems providing subscription television services. The Company intends to use a portion of its wireless spectrum for high-speed Internet access and has commenced a limited commercial offering of such services in Dallas, Texas. Additionally, the Company offers certain telephony services through agreements with certain local exchange carriers and a long distance carrier. The Company had systems in operation in eleven markets at March 31, 1998 compared to ten systems in the corresponding prior year period. Effective December 30, 1997, the Company assumed operational control over the Story City (also known as Radcliffe), Iowa market. Prior to December 30, 1997, Heartland Wireless Communications, Inc. operated the Story City system under a Management Agreement. Systems in other markets are currently under construction and development by the Company.

RESULTS OF OPERATIONS

     REVENUE. The Company's revenue primarily consists of monthly fees paid by subscribers for basic programming, premium programming and equipment rental. Revenue for the three months ended March 31, 1998 was $6.8 million, compared to $6.7 million for the corresponding prior year period, an increase of 1.5%. The increase in revenue is primarily due to average subscribers increasing to 67,650 for the three months ended March 31, 1998 compared to approximately 65,350 for the prior year period. The increase in subscriber levels is primarily attributed to the Company assuming operational control of the Story City, Iowa market on December 30, 1997.

     SYSTEMS OPERATIONS. Systems operations expenses primarily include programming costs, channel lease payments, transmitter site and tower rentals, and other costs of providing service. Programming costs (with the exception of minimum payments) and channel lease payments (with the exception of certain fixed payments) are variable expenses which generally increase as the number of subscribers increases. Systems operations expenses were $3.9 million for the three months ended March 31, 1998, compared to $3.7 million for the corresponding prior year period, an increase of 5.4%. The increase in systems operations expenses is primarily due to (i) increasing programming rates, (ii) incremental costs associated with the Company assuming operational control of the Story City, Iowa system on December 30, 1997 and
(iii) additional costs associated with the preparations for the launch of digital video and high speed Internet access service in Dallas, Texas.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses ("SG&A") were $4.1 million for the three months ended March 31, 1998, compared to $3.8 million for the corresponding prior year period, an increase of 7.9%. The increase in SG&A is principally due to (i) incremental costs associated with the Company assuming operational control of the Story City system on December 30, 1997 and (ii) additional costs associated with the preparations for the launch of digital video and high speed Internet access service in Dallas, Texas.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense includes depreciation of systems and equipment, amortization of licenses and leased license investment and goodwill. Depreciation and amortization expenses were $7.2 million for the three months ended March 31, 1998, compared to $6.6 million for the corresponding prior year period. The increase in depreciation and amortization expense is attributed to a corresponding increase in the underlying capital assets.

     OPERATING LOSS. The Company incurred operating losses of $8.4 million for the three months ended March 31, 1998, compared to $7.4 million for the corresponding prior year period. Consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") were a negative $1.2 million for the three months ended March 31, 1998, compared to a negative $0.8 million for the prior year period. EBITDA is a financial measure commonly used in the industry but is not intended to represent cash flows, as determined in accordance with Generally Accepted Accounting Principles ("GAAP"), or as an indicator of operating performance. EBITDA should not be considered a substitute for measures of performance prepared in accordance with GAAP. The increase in the Company's operating loss is due to increasing system operations expenses, SG&A and depreciation and amortization expense as
described above.   The decrease in EBITDA is primarily due to costs
associated with the preparations for the launch of digital video and high speed Internet access service in Dallas, Texas. EBITDA at the

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS - (Continued)

analog system level improved to approximately $1.6 million for the three months ended March 31, 1998 compared to approximately $1.2 million for the corresponding prior year period.

     INTEREST INCOME. Interest income was $1.0 million for the three months ended March 31, 1998, compared to $1.5 million for the corresponding prior year period. The decrease in interest income is primarily due to a decrease in the average invested balance. The average invested balance is comprised mainly of the proceeds remaining from the private placement of $400.0 million of 11 3/8% Senior Discount Notes (the "Senior Discount Notes") on February 23, 1996, which resulted in net proceeds of $162.9 million (net of debt issuance, payments on notes and certain distributions to Heartland and CAI).

     INTEREST EXPENSE. The Company incurred interest expense of $8.3 million for the three months ended March 31, 1998, compared to $8.0 million for the corresponding prior year period. Interest expense during the three months ended March 31, 1998 included (i) non-cash interest and accretion of deferred debt issuance costs of $8.1 million related to the Senior Discount Notes,
(ii) interest expense of $72,000 related to the Heartland Long-Term Note and
(iii) interest relating to other notes payable totaling $128,000. Interest expense during the three months ended March 31, 1997 included (i) non-cash interest and accretion of deferred debt issuance costs of $7.3 million related to the Senior Discount Notes, (ii) interest expense of approximately $449,000 related to the Heartland Long-Term Note and (iii) interest relating to other notes payable totaling $251,000.

     NET LOSS. The Company has recorded net losses since inception. The Company incurred net losses of $16.7 million during the first quarter of 1998 compared to $12.6 million during the corresponding prior year period. Although the Company's total revenue increased during the quarter ended March 31, 1998, the Company's net losses have increased due to increased SG&A, system operations, depreciation and amortization and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     The wireless cable television business is a capital-intensive business. Funds are required for the lease or acquisition of channel rights, the acquisition of wireless cable systems, the construction of system headend and transmission equipment, the conversion of analog systems to digital technology, and start-up costs related to the commencement of operations and subscriber installation costs. To date, the primary source of capital of the Company has been from the net proceeds from the sale of the Senior Discount Notes. The Company intends to finance its future capital requirements through a combination of the issuance of debt and equity securities, the disposition of wireless cable systems that are inconsistent with the Company's business strategy, the incurrence of loans and the assumption of debt and other liabilities in connection with acquisitions.

     During 1997, the Company's strategy had been to conserve capital pending
(i) the implementation of digital video compression technology and (ii) the launch of the Company's high speed Internet access product. The Company intended to launch digital television services in its Dallas market in 1997. Towards that goal, the Company signed an agreement in 1997 with General Instrument Corp. ("General Instrument") for the purchase of equipment necessary to deliver digital signals to subscribers; the timely delivery of commercially viable equipment was an integral component of the Company's plans to offer digital video service. General Instruments experienced certain system integration problems with respect to the digital headend equipment and converter boxes. Due to the delay in delivery of the required product, the Company and General Instrument agreed in February 1998 to amend certain contractual obligations relating to delivery dates, performance requirements, penalties and responsibilities in consideration for certain pricing concessions. In connection with the amendment, the Company released General Instrument from any claims it may have had with respect to the failure of General Instrument to perform certain obligations prior to the deadlines prescribed in the original agreement. The Company anticipates that General Instrument will commence shipment of equipment required for the launch of digital services in Dallas during the second quarter of 1998, provided General Instrument successfully resolves certain outstanding integration problems. In the event such problems are not successfully resolved, the intended commercial launch of digital video services could be delayed. Based on its own analysis and advice from its equipment vendors, the Company believes that these system integration issues will be resolved. The Company expects the launch of a compressed digital video product to occur during the second quarter of 1998.

     For 1998, the Company has budgeted approximately $45.2 million in capital expenditures, including approximately $13.1 million for digital subscriber installations, $9.3 million for analog subscriber installations, $2.6 million for headend and transmission equipment, $0.9 million relating to the build-out of markets to accommodate a new line of business, Internet access, $3.7 million to begin conversion of the Company's San Antonio analog

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS - (Continued)

markets to a hybrid digital format, and $15.6 for strategic investments in items such as channel capacity. The level of capital expenditures incurred for customer installations is primarily variable and dependent on the customer installation activities of the Company. Therefore, actual customer installation expenditures may be more or less than the Company's estimates. Further significant capital expenditures for customer installations are expected to be incurred by the Company in 1999 and subsequent years. Based upon the Company's current operating plans, the Company believes that its available cash will provide sufficient funds to meet its needs for at least the next 12 months.

     The Company expects to launch its first digital video market in the second quarter of 1998 in Dallas, depending on the availability of digital equipment and the successful integration and construction of the necessary infrastructure. The Company will commit additional resources to its marketing efforts with respect to its Internet access business. In addition, the Company has begun to convert its analog system in San Antonio, Texas to a hybrid digital format. The Company is evaluating its other markets to determine where and when to convert existing analog markets to digital or offer hybrid digital services in conjunction with existing or planned analog services. However, in the interim, the Company intends to minimize capital expenditures in its analog markets.

     The key components of a new digital headend system are (i) the compression center, (ii) the transmitter site and, (iii) repeater sites and microwave or other links, as necessary. The Company estimates that the launch of a new digital wireless cable system in a typical market will require capital expenditures for the compression center of approximately $1.3 million and approximately $1.3 million for the transmitter site, based on utilizing satellite services such as offered by TelQuest Satellite Services, LLC ("TelQuest"), in which the Company is a member. TelQuest's other members include CAI Wireless Systems, Inc. ("CAI") and TelQuest Communications, Inc., an affiliate of CAI. The capital expenditures associated with facilities vary significantly by market as do capital expenditures associated with microwave and other links. The capital associated with a typical high power repeater site is estimated at approximately $800,000. Without a satellite services solution, a new digital system is estimated to cost approximately $6.0 million. In total, with a satellite services solution, a new digital system is estimated to cost approximately $3.3 million. The capital expenditures associated with acquiring and installing each digital subscriber are estimated at approximately $750, based on a one terminal configuration. Also, the capital expenditures required to modify an existing analog headend to offer a hybrid digital service are estimated to range from $100,000 to $800,000 depending upon the number of local digitized channels required. The Company has estimated that the launch of a new analog wireless cable system in a typical market requires aggregate capital expenditures of less than $750,000. The incremental capital associated with acquiring and installing each analog subscriber is estimated at $350, based on a one terminal configuration.

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

     Although each of the Company's analog operating systems has incurred operating losses since inception, eight of the eleven operating systems achieved positive EBITDA in the three months ended March 31, 1998 compared to six of the ten operating systems in the corresponding prior year period. The combined cash flow from operating activities of the Company's analog operating systems has to date been insufficient to cover the combined operating expenses of such systems. Until sufficient cash flow is generated from operations, the Company will utilize its current capital resources and may seek external sources of funding to satisfy its capital needs. There can be no assurance that the Company will be able to secure its capital requirements on terms and conditions satisfactory to the Company. Accordingly, in the event the Company is unable to secure funding for capital requirements on satisfactory terms and conditions, the ability of the Company to develop and expand operations and satisfy its indebtedness would be materially adversely affected.

     Net cash used in operating activities during the three months ended March 31, 1998 was $0.7 million versus cash provided by operating activities of $0.8 million during the corresponding prior year period. The decrease was primarily due to (i) timing of payments to vendors, (ii) increased SG&A and system operating expense and (iii) to a lesser extent, increasing costs associated with the activities preparing for the launch of digital video and high speed Internet access services in Dallas, Texas.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS - (Continued)

     Net cash used in investing activities was $7.9 million during the three months ended March 31, 1998 compared to $4.6 million during the corresponding prior year period. Cash used in investing activities primarily relates to the acquisition and installation of subscriber receive-site equipment, the acquisition of certain wireless cable channel rights, the investments in assets held for sale and the investment in equity affiliates. The increase in cash used in investing activities in the three months ended March 31, 1998 is primarily due to investments in equity affiliates with no comparable amount in the prior year period. Additionally, cash invested in plant and equipment increased to $6.0 million for the three months ended March 31, 1998 from $1.7 million in the corresponding prior year period. The increase in cash invested in plant and equipment is principally due to (i) capital expenditures of approximately $1.4 million relating to the preparation for the launch of digital video in Dallas, Texas, (ii) capital expenditures of approximately $1.0 million relating to the launch of high-speed Internet access service in Dallas, Texas and (iii) capital expenditures of approximately $2.5 million related to the conversion of the Company's San Antonio analog system to a hybrid digital format, all with no corresponding amounts in the prior year period.

     Net cash used in financing activities was $0.9 million during the three months ended March 31, 1998 compared to $2.1 million during the corresponding prior year period. Cash used in financing activities during the three months ended March 31, 1998 is attributed to the repayment of the payable relating to the Basic Trading Areas totaling approximately $0.7 million and the repayment of other notes payable totaling approximately $0.2 million. Cash used in financing activities during the three months ended March 31, 1997 is attributed to the repayment of $2.1 million of indebtedness related to the USA Wireless Acquisition.

RECENTLY ISSUED ACCOUNTING PRINCIPLES

     In June 1997, Statement of Financial Accounting Standards (SFAS) NO. 131, DISCLOSURE ABOUT SEGMENTS OF ENTERPRISE AND RELATED INFORMATION was issued. This statement establishes standards for reporting information about operating segments in annual and interim financial statements, although this statement need not be applied to interim financial statements in the initial year of its application. This statement is effective for fiscal years beginning after December 15, 1997.

FUTURE LOOKING INFORMATION AND RISK FACTORS

     The Company or its representatives may make forward looking statements, oral or written, including statements in this Report's Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and filings with the Commission, regarding estimated future operating results, planned capital expenditures (including the amount and nature thereof) and the Company's financing plans, if any, related thereto, increases in subscribers and the Company's financial position and other plans and objectives for future operations. There can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. Among the factors that could cause actual results to differ materially from the Company's expectations are general economic conditions, competition, government regulations and other factors set forth among the risk factors noted in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

                          PART II - OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

     In the fourth quarter of 1996, the Company was named as a defendant in a state court action commenced by San Antonio Wireless Cable Company ("SAW") in San Antonio, Texas for the purpose of terminating the Company's rights to utilize eight Instructional Television Fixed Services ("ITFS") channels in the San Antonio market. The Company recently entered into an agreement with SAW to settle the claims between the Company and SAW and acquire SAW's rights to the ITFS channels. The litigation has not been terminated as of the date of this Report.

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


Dated:  May 14, 1998                         CS WIRELESS SYSTEMS, INC.

                                             By: /s/John M. Lund
                                                 -----------------------------
                                             John M. Lund
                                             Vice President - Finance
                                             and Controller
                                             (Principal Financial Officer)