Form 10-Q
period 1998-06-30
CS WIRELESS SYSTEMS INC
filed 1998-08-19
CIK 1011744

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                        Commission File Number: 333-3288

                            CS Wireless Systems, Inc.
             (Exact name of Registrant as specified in its charter)

            Delaware                                     23-2751747
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  1101 Summit Avenue, Plano, Texas                         75074
  (Address of principal executive offices)               (Zip Code)

                                 (972) 398-5300
              (Registrant's telephone number, including area code)

     Indicate by check-mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

     Number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                               Shares Outstanding
           Class                             as of August 17, 1998
           -----                             ---------------------
Common Stock, $.001 par value                      10,700,506

                         PART I - FINANCIAL INFORMATION
ITEM 1.
                              FINANCIAL STATEMENTS

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                 JUNE 30,       DECEMBER 31,
                                                                   1998             1997
                                                                -----------     ------------
                                                                (Unaudited)
      ASSETS
Current assets:
  Cash and cash equivalents ....................................  $  54,144      $  74,564
  Restricted cash ..............................................      5,030          5,030
  Subscriber receivables, net ..................................      1,105          1,026
  Accounts receivable from affiliates ..........................         67             --
  Prepaid expenses and other ...................................        795            939
                                                                  ---------      ---------
         Total current assets ..................................     61,141         81,559

Plant and equipment, net .......................................     52,939         50,519
License and leased license investment, net .....................    170,051        170,689
Goodwill, net (Note 2) .........................................         --         48,243
Investment in and loans to equity affiliates ...................      7,022          8,503
Debt issuance costs and other assets, net ......................      8,859         11,190
                                                                  ---------      ---------
                                                                  $ 300,012      $ 370,703
                                                                  ---------      ---------
                                                                  ---------      ---------

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses ........................  $   6,174      $   8,370
  Accounts payable to affiliates ...............................         --            282
  Current portion of long-term debt ............................        217            217
  Current portion of BTA auction payable .......................        300          1,122
  Other current liabilities ....................................        778          1,523
                                                                  ---------      ---------
         Total current liabilities .............................      7,469         11,514

Long-term debt, less current portion ...........................    299,750        283,686
BTA auction payable, less current portion ......................      3,864          3,274
                                                                  ---------      ---------
         Total liabilities .....................................    311,083        298,474
                                                                  ---------      ---------
Stockholders' equity:
  Preferred stock, $.01 par value; authorized 5,000,000 shares,
    no shares issued and outstanding............................         --             --
  Common stock, $.001 par value; authorized 40,000,000 shares,
    issued and outstanding 10,702,609 shares in 1998 and 1997            11             11
  Treasury stock, at cost; 2,103 shares in 1998 and 1997 .......        (40)           (40)
  Additional paid-in capital ...................................    154,557        154,557
  Accumulated deficit ..........................................   (165,599)       (82,299)
                                                                  ---------      ---------
         Total stockholders' (deficit) equity ..................    (11,071)        72,229
                                                                  ---------      ---------
                                                                  $ 300,012      $ 370,703
                                                                  ---------      ---------
                                                                  ---------      ---------

See accompanying notes to unaudited condensed consolidated financial statements

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)


                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                               JUNE 30,                  JUNE 30,
                                        -----------------------   -----------------------
                                            1998        1997         1998         1997
                                        ----------   ----------   ----------   ----------
Revenue ...............................$     6,805  $     6,822  $    13,628  $    13,500
Operating expenses:
  Systems operations ..................      4,017        3,657        7,925        7,352
  Selling, general and administrative        4,983        3,959        9,102        7,774
  Impairment of goodwill (Note 2)......     46,378           --       46,378           --
  Depreciation and amortization .......      7,717        6,705       14,941       13,290
                                        ----------   ----------   ----------   ----------
      Total operating expenses ........     63,095       14,321       78,346       28,416
                                        ----------   ----------   ----------   ----------
Operating loss ........................    (56,290)      (7,499)     (64,718)     (14,916)
                                        ----------   ----------   ----------   ----------
Other income (expense):
  Interest income .....................        926        1,432        1,943        2,882
  Interest expense ....................     (8,621)      (8,093)     (16,892)     (16,089)
  Equity in losses of affiliates ......       (779)          --       (1,765)          --
  Other ...............................         --          655           --          655
                                        ----------   ----------   ----------   ----------
      Total other expense, net ........     (8,474)      (6,006)     (16,714)     (12,552)
                                        ----------   ----------   ----------   ----------
Loss before income taxes and
  cumulative effect of change in
  accounting principle ................    (64,764)     (13,505)     (81,432)     (27,468)
  Income tax benefit ..................         --        1,357           --        2,714
                                        ----------   ----------   ----------   ----------
Loss before cumulative effect
  of change in accounting principle....$   (64,764) $   (12,148) $   (81,432) $   (24,754)
Cumulative effect of change in
  accounting principle for
  organizational costs (Note 4)........         --           --       (1,868)          --
                                        ----------   ----------   ----------   ----------
Net loss ..............................$   (64,764) $   (12,148) $   (83,300) $   (24,754)
                                        ----------   ----------   ----------   ----------
Basic and diluted loss per common
  share before cumulative effect in
  accounting principle ............... $     (6.05) $     (1.14) $     (7.62) $     (2.34)
                                        ----------   ----------   ----------   ----------
                                        ----------   ----------   ----------   ----------
Basic and diluted loss per common
  share ...............................$     (6.05) $     (1.14) $     (7.79) $     (2.34)
                                        ----------   ----------   ----------   ----------
                                        ----------   ----------   ----------   ----------
Weighted average basic and
  diluted shares outstanding .......... 10,700,506   10,702,609   10,700,506   10,574,719
                                        ----------   ----------   ----------   ----------
                                        ----------   ----------   ----------   ----------

See accompanying notes to unaudited condensed consolidated financial statements

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                        SIX MONTHS ENDED
                                                                      JUNE 30,      JUNE 30,
                                                                     ------------------------
                                                                        1998          1997
                                                                     ----------    ----------
Cash flows from operating activities:
  Net loss ......................................................... $  (83,300)   $  (24,754)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ..................................     14,941        13,291
    Deferred income taxes ..........................................         --        (2,714)
    Accretion on discount notes and amortization of debt
      issuance costs ...............................................     16,498        14,770
    Non-cash interest expense on other long-term debt ..............        392         1,256
    Equity in losses of affiliates .................................      1,765            --
    Impairment of goodwill (Note 2) ................................     46,378            --
    Cumulative effect of change in accounting principle for
      organizational costs (Note 4) ................................      1,868            --
    Gain on sale ...................................................         --          (655)
    Other ..........................................................        250            --
    Changes in assets and liabilities, net of effects of
     contributions:
      Subscriber receivables .......................................        (79)          240
      Prepaid expenses and other ...................................       (281)         (126)
      Accounts payable, accrued expenses and other liabilities .....     (2,329)       (2,357)
                                                                     ----------    ----------
              Net cash used in operating activities ................     (3,897)       (1,049)
                                                                     ----------    ----------
Cash flows from investing activities:
  Purchases of plant and equipment .................................    (10,557)       (6,873)
  Additions to license and leased license investment ...............     (3,845)       (2,063)
  Investment and advances to equity affiliates......................       (931)           --
  Investment in assets held for sale ...............................         --          (943)
  Proceeds from sale of assets held for sale .......................         --        16,350
  Other ............................................................       (136)         (220)
                                                                     ----------    ----------
               Net cash provided by (used in) investing activities..    (15,469)        6,251
                                                                     ----------    ----------
Cash flows from financing activities:
  Payments on notes payable ........................................       (125)      (15,403)
  Payment on capital leases and other ..............................        (65)          (27)
  Payment on BTA auction payable ...................................       (864)           --
                                                                     ----------    ----------
               Net cash used in financing activities ...............     (1,054)      (15,430)
                                                                     ----------    ----------
Net decrease in cash and cash equivalents .......................... $  (20,420)   $  (10,228)
                                                                     ----------    ----------
Cash and cash equivalents at beginning of period ...................     74,564       113,072
                                                                     ----------    ----------
Cash and cash equivalents at end of period ......................... $   54,144    $  102,844
                                                                     ----------    ----------
                                                                     ----------    ----------

 See accompanying notes to unaudited condensed consolidated financial statements

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)

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

     At August 14, 1998, CAI Wireless Systems, Inc. ("CAI") and Heartland Wireless Communications, Inc. ("Heartland") owned 60% and 36%, respectively, of the outstanding Common Stock of the Company. CAI is one of the largest developers, owners and operators of wireless cable television systems in the United States. CAI and a wholly owned subsidiary filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code on July 30, 1998 (the "Petition Date"). CAI has filed a plan of reorganization (the "Plan") with the United States Bankruptcy Court for the District of Delaware. CAI has announced that the Plan was voted on and accepted by the requisite number of creditors prior to the Petition Date. Heartland is a leading developer, owner and operator of wireless cable systems in small to mid-size markets located in the central United States.

     PRINCIPAL MARKETS OF THE COMPANY. On February 23, 1996, in exchange for approximately 60% of the Company's Common Stock, CAI, directly or indirectly, contributed to the Company the wireless cable television assets and all related liabilities, or the stock of subsidiaries owning wireless cable television assets associated with the wireless cable television markets of Bakersfield and Stockton/Modesto, California; Charlotte, North Carolina; and Cleveland, Ohio (the "February 23, 1996 Contributions"). Simultaneously, in exchange for approximately 40% of the Company's Common Stock, cash, a short-term note and a long-term note (the "Heartland Long-Term Note"), Heartland, directly or indirectly, contributed or sold to the Company the wireless cable television assets and all related liabilities associated with the wireless cable television markets of Grand Rapids, Michigan; Minneapolis, Minnesota; Kansas City (suburbs), Missouri; Dayton, Ohio; Dallas, Fort Worth and San Antonio, Texas; and Salt Lake City, Utah. The Company subsequently acquired wireless cable television rights and related assets in certain Midwest markets including the Effingham and Wellsville, Kansas; Story City, Iowa; Scottsbluff, Nebraska; Kalispell, Montana and Rochester, Minnesota markets in connection with the Company's merger acquisition of USA Wireless Cable, Inc. on October 11, 1996 ("USA Wireless Acquisition"). The Company consummated on September 3, 1997 an exchange of its wireless cable rights and related assets in Salt Lake City, Utah for wireless cable rights and related assets in Kansas City, Missouri pursuant to an agreement dated as of November 6, 1996 with People's Choice TV Corp.

     (b)  BASIS OF PRESENTATION
     The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     (c)  INTERIM FINANCIAL INFORMATION
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the Company's financial position as of June 30, 1998, and the results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. These results are not necessarily indicative of the results to be expected for the full fiscal year.

     (d)  COMMON SHARES OUTSTANDING AND NET LOSS PER COMMON SHARE
     The Company adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," in the fourth quarter of 1997, which required companies to present basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has restated its June 30, 1997 earnings per share calculation to reflect the adoption of SFAS 128

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 1998
                                   (Unaudited)


(2)  LONG-LIVED ASSETS      The Company adopted the provisions of Statement
of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," on January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Pursuant to SFAS No. 121, the Company periodically reviews wireless channel rights and other long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such circumstances occur, the Company evaluates the possible effects on the carrying amount of such assets.

     The Company believes that the commencement by CAI of a Chapter 11 proceeding, the announcement by Heartland of its intention not to pay interest payments to the holders of certain Heartland bonds and the annnouncements of other wireless cable companies to review financial restructuring alternatives are circumstances that make it appropriate for the Company to evaluate the impairment of long lived assets and certain identifiable intangibles. Accordingly, the Company recorded a write-down of $46.4 million (net of accumulated amortization of $9.6 million) of goodwill at June 30, 1998. The Company intends to utilize the services of a third party to assist in completing recoverability and valuation analysis. Accordingly, the Company may record further reductions in the carrying value of certain long-lived assets in subsequent reporting periods.

(3)  CONTINGENCIES
     The Company is a party to legal proceedings incidental to its business. A discussion of certain of these legal proceedings is contained in Part II, Item 1 "Legal Proceedings" of this Form 10-Q. The Company believes that the ultimate resolution of the legal proceedings will not have a material adverse effect on the Company's consolidated financial position, operating results or liquidity.

(4)  RECENT ACCOUNTING PRONOUNCEMENTS      The Company adopted the provisions
of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," in the first quarter of 1998, which required companies to disclose comprehensive income separately of net income from operations. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-ownership sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The adoption of this statement had no effect on the Company for the three and six months ended June 30, 1998 or 1997.

     The Company adopted the provisions of Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activity," in the second quarter of 1998, effective as of January 1, 1998. This pronouncement requires that costs of start-up activities, including organizational costs, should be expensed as incurred. As a result of adopting SOP 98-5, the Company recorded a charge of $1.9 million as the cumulative effect of recording the change in accounting principle as of January 1, 1998.

(5)  SUBSEQUENT EVENTS     In furtherance of the development of a contingency
plan designed to ensure uninterruptible delivery of digital video programming services, the Company purchased in July 1998, the leasehold rights of TelQuest Satellite Services LLC in certain headend equipment owned by CAI. The purchase price was $1.9 million. The members of TelQuest Satellite Services LLC include CAI, the Company and TelQuest Communications, Inc. Jared
E. Abbuzzese, the Company's Chairman, holds, through various affiliates, the majority interest in TelQuest Communications, Inc.

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


OVERVIEW

     CS Wireless Systems, Inc. and its subsidiaries develop, own and operate a network of wireless cable television systems providing subscription television services. The Company intends to use a portion of its wireless spectrum for high-speed Internet access and has commenced a limited commercial offering of such services in Dallas, Texas. Additionally, the Company offers certain telephony services through agreements with certain local exchange carriers and a long distance carrier. The Company had systems in operation in eleven markets at June 30, 1998 compared to ten systems in the corresponding prior year period. Effective December 30, 1997, the Company assumed operational control over the Story City (also known as Radcliffe), Iowa market. Prior to December 30, 1997, Heartland Wireless Communications, Inc. ("Heartland") operated the Story City system under a Management Agreement.

RESULTS OF OPERATIONS

     REVENUE. The Company's revenue primarily consists of monthly fees paid by subscribers for basic programming, premium programming and equipment rental. Revenue for the six months ended June 30, 1998 was $13.6 million, compared to $13.5 million for the corresponding prior year period. Revenue for the three months ended June 30, 1998 was $6.8 million, compared to $6.8 million for the corresponding prior year period. Average subscribers were approximately 67,330 and 63,120 for the six and three months ended June 30, 1998 compared to approximately 65,675 and 65,930 for the prior year periods. The increase in subscriber levels is primarily attributed to the Company assuming operational control of the Story City, Iowa market on December 30, 1997.

     SYSTEMS OPERATIONS. Systems operations expenses primarily include programming costs, channel lease payments, transmitter site and tower rentals, and other costs of providing service. Programming costs (with the exception of minimum payments) and channel lease payments (with the exception of certain fixed payments) are variable expenses which generally increase as the number of subscribers increases. Systems operations expenses were $4.0 million and $7.9 million for the three and the six months ended June 30, 1998, compared to $3.7 million and $7.4 million for the corresponding prior year periods, an increase of 8.1% and 6.8%, respectively. The increase in systems operations expenses is primarily due to (i) increasing programming rates, (ii) incremental costs associated with the Company assuming operational control of the Story City, Iowa system on December 30, 1997 and (iii) additional costs associated with the preparations for the launch of digital video and high speed Internet access service in Dallas, Texas.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses ("SG&A") were $5.0 million and $9.1 million for the three and six months ended June 30, 1998, compared to $4.0 million and $7.8 million for the corresponding prior year periods, an increase of 25.0% and 16.7%, respectively. The increase in SG&A in the aforementioned periods is principally due to (i) incremental costs associated with the Company assuming operational control of the Story City system on December 30, 1997 and (ii) additional costs associated with the preparations for the launch of digital video and high speed Internet access service in Dallas, Texas ($0.6 million and $1.2 million for the three and six months ended June 30, 1998 compared to $0.3 million and $0.6 million for the corresponding prior year periods).

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense includes depreciation of systems and equipment, amortization of licenses and leased license investment and goodwill. Depreciation and amortization expenses were $7.7 million and $14.9 million for the three and six months ended June 30, 1998, compared to $6.7 million and $13.3 million for the prior year periods. The increase in depreciation and amortization expense is attributed to a corresponding increase in the underlying capital assets.

     OPERATING LOSS. The Company incurred operating losses of $56.3 million and $64.7 million for the three and six months ended June 30, 1998, compared to $7.5 million and $14.9 million for the corresponding prior year periods. Consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") were a negative $2.2 million and $3.4 million for the three and six months ended June 30, 1998, compared to a negative $0.8 million and $1.6 for the prior year periods. EBITDA is a financial measure commonly used in the industry but is not intended to represent cash flows, as determined in accordance with Generally Accepted Accounting Principles

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (Continued)


("GAAP"), or as an indicator of operating performance. EBITDA is exclusive of the impairment of goodwill recorded in the three months ended June 30, 1998. EBITDA should not be considered a substitute for measures of performance prepared in accordance with GAAP. The increase in the Company's operating loss is due principally to the impairment of goodwill and to a lesser extent, increasing system operations, SG&A, and depreciation and amortization expense as described above. The decrease in EBITDA is primarily due to costs associated with the preparations for the launch of digital video and high speed Internet access service in Dallas, Texas.

     INTEREST INCOME. Interest income was $0.9 million and $1.9 million for the three and six months ended June 30, 1998, compared to $1.4 million and $2.9 million for the corresponding prior year periods. The decrease in interest income is primarily due to a decrease in the average invested balance. The average invested balance is comprised mainly of the proceeds remaining from the private placement of $400.0 million of 11 3/8% Senior Discount Notes (the "Senior Discount Notes") on February 23, 1996, which resulted in net proceeds to the Company of $162.9 million (net of debt issuance. payments on notes and certain distributions to Heartland and CAI).

     INTEREST EXPENSE. The Company incurred interest expense of $8.6 million and $16.9 million for the three and six months ended June 30, 1998, compared to $8.1 million and $16.1 million for the corresponding prior year periods. Interest expense during the three months ended June 30, 1998 included (i) non-cash interest and accretion of deferred debt issuance costs of $8.4 million related to the Senior Discount Notes, (ii) interest expense of $72,000 related to a note payable to Heartland in the amount of $15,000,000 (the "Heartland Long Term Note") oversight and (iii) interest relating to other payables totaling $150,000. Interest expense during the six months ended June 30, 1998 included (i) non-cash interest and accretion of deferred debt issuance costs of $16.5 million related to the Senior Discount Notes,
(ii) interest expense of $145,000 related to the Heartland Long-Term Note and
(iii) interest relating to other payables totaling $250,000. Interest expense during the three months ended March 31, 1997 included (i) non-cash interest and accretion of deferred debt issuance costs of $7.5 million related to the Senior Discount Notes, (ii) interest expense of approximately $450,000 related to the Heartland Long-Term Note and (iii) interest relating to other payables totaling $145,000. Interest expense during the six months ended June 30, 1997 included (i) non-cash interest and accretion of deferred debt issuance costs of $14.8 million related to the Senior Discount Notes, (ii) interest expense of approximately $900,000 related to the Heartland Long-Term Note and (iii) interest relating to other payables totaling $400,000.

     NET LOSS. The Company has recorded net losses since inception. The Company incurred net losses of $64.8 million and $83.3 million for the three and six months ended June 30, 1998 compared to $12.1 million and $24.8 million during the corresponding prior year periods. The Company's net losses have increased due to (i) impairment of goodwill totaling $46.4 million (See Note 2), (ii) increased SG&A, system operations, depreciation and amortization, and interest expense as detailed above and (iii) the cumulative effect of the change in accounting principal for organizational costs totaling $1.9 million (See Note
4).

LIQUIDITY AND CAPITAL RESOURCES

     The wireless cable television business is a capital-intensive business. Funds are required for the lease or acquisition of channel rights, the acquisition of wireless cable systems, the construction of system headend and transmission equipment, the conversion of analog systems to digital technology, and start-up costs related to the commencement of operations and subscriber installation costs. To date, the primary source of capital of the Company has been from the net proceeds from the sale of the Senior Discount Notes. The Company has approximately $54.1 million in cash and cash equivalents at June 30, 1998. The Company has used the proceeds from the Senior Discount Notes received in February 1996 primarily to fund continued operating losses, capital expenditures to launch digital wireless and high speed Internet access services in the Dallas, Texas market, hybrid digital service in the San Antonio, Texas market and limited build-out in the Company's analog markets, strategic investments in items such as channel capacity and general debt service. Based upon the Company's current operating plans, the Company believes that its available cash will provide sufficient funds to meet its needs for at least the next 12 months.

     During 1997, the Company's strategy had been to conserve capital pending
(i) the implementation of digital video compression technology and (ii) the launch of the Company's high speed Internet access product. The Company intended to launch digital television services in its Dallas market in 1997. Towards that goal, the Company signed an agreement in 1997 with General Instrument Corp. ("General Instrument") for the purchase of equipment necessary to deliver digital signals to subscribers; the timely delivery of commercially viable equipment was an integral component of the Company's plans to offer digital video service. General Instruments experienced certain system integration problems with respect to the digital headend equipment and converter boxes. Due to the

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (Continued)


delay in delivery of the required product, the Company and General Instrument agreed in February 1998 to amend certain contractual obligations relating to delivery dates, performance requirements, penalties and responsibilities in consideration for certain pricing concessions. In connection with the amendment, the Company released General Instrument from any claims it may have had with respect to the failure of General Instrument to perform certain obligations prior to the deadlines prescribed in the original agreement. The Company had anticipated that General Instrument would commence shipment of equipment required for the launch of digital services in Dallas during the second quarter of 1998, provided General Instrument successfully resolved certain outstanding integration problems. However such problems have not yet been successfully resolved and thus, the intended full-scale commercial launch of digital video services has been delayed. Based on its own analysis and advice from its equipment vendors, the Company believes that these system integration issues will be resolved. The Company commenced a controlled roll-out of its digital video product to selected areas in its Dallas market subsequent to the end of the second quarter.

     For 1998, the Company has budgeted approximately $45.2 million in capital expenditures, including approximately $13.1 million for digital subscriber installations, $9.3 million for analog subscriber installations, $2.6 million for headend and transmission equipment, $0.9 million relating to the build-out of markets to accommodate a new line of business, Internet access, $3.7 million to convert the Company's San Antonio analog markets to a hybrid digital format, and $15.6 million for strategic investments in items such as channel capacity. Through June 30, 1998, the Company has incurred $15.5 million in capital expenditures. The level of capital expenditures incurred for customer installations is primarily variable and dependent on the customer installation activities of the Company. Therefore, actual customer installation expenditures may be more or less than the Company's estimates. Further significant capital expenditures for customer installations are expected to be incurred by the Company in 1999 and subsequent years. The Company will commit additional resources to its marketing efforts with respect to its Internet access business. In addition, the Company has converted much of its analog system in San Antonio, Texas to a hybrid digital format and additional expenditures may be required with respect to customer installation and/or conversion activities. The Company is evaluating its other markets to determine where and when to convert existing analog markets to digital or offer hybrid digital services in conjunction with existing or planned analog services. However, in the interim, the Company intends to minimize capital expenditures in its analog markets. The Company intends to finance its future capital requirements through a combination of the issuance of debt and equity securities, the disposition of wireless cable systems that are inconsistent with the Company's business strategy, the incurrence of loans and the assumption of debt and other liabilities in connection with acquisitions.

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

     Net cash used in operating activities during the six months ended June 30, 1998 was $3.9 million compared to $1.0 million during the comparable prior year period. The increase in cash used is operations was primarily due to (i) timing of payments to vendors, (ii) increased SG&A and system operating expense and
(iii) to a lesser extent, increasing costs associated with the activities preparing for the launch of digital video and high speed Internet access services in Dallas, Texas.

     Net cash used in investing activities was $15.5 million during the six months ended June 30, 1998 compared to cash provided by investing activities of $6.3 million during the corresponding prior year period. Cash used in investing activities primarily relates to the acquisition and installation of subscriber receive-site equipment, the acquisition of certain wireless cable channel rights, the investments in assets held for sale and the investment in equity affiliates. Cash used in investing activities in the six months ended June 30, 1998 is primarily due to the proceeds from the assets held for sale totaling $16.4 million in 1997 with no corresponding amounts in the current year period and, to a lesser extent, investments in equity affiliates totaling $0.9 million in 1998 with no corresponding amount in the prior year period. Cash invested in plant and equipment increased to $10.6 million for the six months ended June 30, 1998 from $6.9 million in the corresponding prior year period. The increase in cash invested in plant and equipment is principally due to 1998 capital expenditures of (i) approximately $3.7 million relating to the preparation for the launch of digital video in Dallas, Texas, (ii) approximately $1.6 million relating to the launch of

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (Continued)


high-speed Internet access service in Dallas, Texas and (iii) approximately $3.1 million related to the conversion of the Company's San Antonio analog system to a hybrid digital format.

     Net cash used in financing activities was $1.1 million during the six months ended June 30, 1998 compared to $15.4 million during the corresponding prior year period. Cash used in financing activities during the six months ended June 30, 1998 is attributed to the repayment of the payable relating to the Basic Trading Areas totaling approximately $0.9 million and the repayment of other notes payable totaling approximately $0.2 million. Cash used in financing activities during the six months ended June 30, 1997 is attributed to the repayment of $2.1 million of indebtedness related to the USA Wireless Acquisition and the repayment of $13.3 million of the Heartland Long-Term Note.

RECENTLY ISSUED ACCOUNTING PRINCIPLES

     In June 1997, Statement of Financial Accounting Standards (SFAS) NO. 131, "Disclosure About Segments of Enterprise and Related Information" was issued. This statement establishes standards for reporting information about operating segments in annual and interim financial statements, although this statement need not be applied to interim financial statements in the initial year of its application. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of this statement is not expected to have a material impact on the Company's financial statements and related disclosures.

FUTURE LOOKING INFORMATION AND RISK FACTORS

     The Company or its representatives may make forward looking statements, oral or written, including statements in this Report's Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and filings with the Commission, regarding estimated future operating results, planned capital expenditures (including the amount and nature thereof) and the Company's financing plans, if any, related thereto, increases in subscribers and the Company's financial position and other plans and objectives for future operations. There can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. Among the factors that could cause actual results to differ materially from the Company's expectations are general economic conditions, competition, government regulations and other factors set forth among the risk factors noted, in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

     Because the foregoing uncertainties could affect the Company's future operating results, past performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. In addition, the Company's participation in a highly dynamic industry often results in significant volatility in the price of the Company's Senior Discount Notes.

     The Company's largest stockholder, CAI, filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code on July 30, 1998 (the "Petition Date"). CAI, together with a wholly owned subsidiary which also filed a voluntary petition for relief on the Petition Date, filed a plan of reorganization (the "Plan") with the United States Bankruptcy Court for the District of Delaware. CAI has announced that the Plan was voted on and accepted by the requisite number of creditors prior to the Petition Date. Additionally, Heartland has announced its intention that it will not pay certain interest payments due to the holders of certain Heartland bonds. There can be no assurance that any of the foregoing will not affect the Company.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     In the fourth quarter of 1996, the Company was named as a defendant in a state court action commenced by San Antonio Wireless Cable Company ("SAW") in San Antonio, Texas for the purpose of terminating the Company's rights to utilize eight Instructional Television Fixed Services ("ITFS") channels in the San Antonio market. The Company entered into an agreement effective May 1, 1998 with SAW to settle the claims between the Company and SAW and acquire SAW's rights to the ITFS channels.

     The Company is a party to legal proceedings incidental to its business which, in the opinion of management, are not expected to have a material adverse effect on the Company's consolidated financial position, operating results or liquidity.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 K

          (a)  Exhibits

               *10.1 Amendment to Employment Agreement of David Webb effective as April 22, 1998.

               *27    Financial Data Schedule

          (b)  Reports on Form 8-K

               Current report dated June 1, 1998 filed on Form 8-K with respect to Item 5 announcing the appointment of a Chief Financial Officer and designation of Directors to Board of Directors.


*Filed herewith.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CS WIRELESS SYSTEMS, INC.




                                       By: /s/ John M. Lund
                                          ------------------------------------
                                       Senior Vice President-Finance, Chief
                                       Accounting Officer and Controller
                                       (Principal Financial Officer)


                                       By: /s/ David E. Webb
                                          ------------------------------------
                                       Chief Executive Officer
                                       (Principal Executive Officer)


Dated:  August 19, 1998