Form 10-Q
period 1998-09-30
CS WIRELESS SYSTEMS INC
filed 1998-11-23
CIK 1011744

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended September 30, 1998

                                         or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ____________ to ______________

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

     Number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                                                    Shares Outstanding
                        Class                    as of November 20, 1998
                        -----                    -----------------------
           Common Stock, $.001 par value                10,700,506

                                 INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED SEPTEMBER 30, 1998


Part I -  Financial Information

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets                               3
               Condensed Consolidated Statements of Operations                     4
               Condensed Consolidated Statements of Cash Flows                     5

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                           8


Part II   Other Information

     Item 1.   Legal Proceedings                                                  14

     Item 5.   Other Information                                                  14

     Item 6.   Exhibits and Reports on Form 8-K                                   14


Signatures                                                                        15

PART  I  -  FINANCIAL INFORMATION
ITEM 1.
                              FINANCIAL STATEMENTS

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                        1998             1997
                                                                   -------------      -----------
                                                                    (Unaudited)

     ASSETS
Current assets:
   Cash and cash equivalents ....................................... $  45,394         $  74,564
   Restricted cash .................................................     4,222             5,030
   Subscriber receivables, net .....................................     1,030             1,026
   Accounts receivable from affiliates .............................       265                --
   Prepaid expenses and other ......................................       929               939
                                                                     ---------         ---------
        Total current assets .......................................    51,840            81,559

Plant and equipment, net ...........................................    54,905            50,519
License and leased license investment, net (Note 2) ................   168,247           170,689
Goodwill, net (Note 2) .............................................        --            48,243
Investment in and loans to equity affiliates .......................     6,983             8,503
Debt issuance costs and other assets, net ..........................     8,609            11,190
                                                                     ---------         ---------
                                                                     $ 290,584         $ 370,703
                                                                     ---------         ---------
                                                                     ---------         ---------
         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable and accrued expenses ........................... $   6,042         $   8,370
   Accounts payable to affiliates ..................................        --               282
   Current portion of long-term debt ...............................       209               217
   Current portion of BTA auction payable ..........................       371             1,122
   Other current liabilities .......................................       914             1,523
                                                                     ---------         ---------
         Total current liabilities .................................     7,536            11,514

Long-term debt, less current portion ...............................   308,010           283,686
BTA auction payable, less current portion ..........................     3,571             3,274
                                                                     ---------         ---------
        Total liabilities ..........................................   319,117           298,474
                                                                     ---------         ---------
Stockholders' equity (deficit):
   Common stock, $.001 par value; authorized 40,000,000 shares at
     December 31, 1997 and 15,000,000 shares at September 30, 1998;
     issued and outstanding 10,702,609 shares in 1998 and 1997 .....        11                11
   Treasury stock, at cost; 2,103 shares in 1998 and 1997 ..........       (40)              (40)
   Additional paid-in capital ......................................   154,557           154,557
   Accumulated deficit .............................................  (183,061)          (82,299)
                                                                     ---------         ---------
        Total stockholders' equity (deficit) .......................   (28,533)           72,229
                                                                     ---------         ---------
                                                                     $ 290,584         $ 370,703
                                                                     ---------         ---------
                                                                     ---------         ---------

See accompanying notes to unaudited condensed consolidated financial statements

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)


                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                            --------------------------    --------------------------
                                                1998           1997          1998           1997
                                            -----------    -----------    -----------    -----------
Revenue ..................................  $     6,448    $     6,746    $    20,076    $    20,246
Operating expenses:
   Systems operations ....................        4,094          3,822         12,019         11,174
   Selling, general and administrative ...        4,500          4,528         13,602         12,299
   Impairment of goodwill (Note 2) .......           --             --         46,378             --
   Depreciation and amortization .........        7,062          6,976         22,003         20,266
                                            -----------    -----------    -----------    -----------
      Total operating expenses ...........       15,656         15,326         94,002         43,739
                                            -----------    -----------    -----------    -----------
Operating loss ...........................       (9,208)        (8,580)       (73,926)       (23,493)
                                            -----------    -----------    -----------    -----------
Other income (expense):
   Interest income .......................          803          1,379          2,746          4,261
   Interest expense ......................       (8,765)        (7,863)       (25,657)       (23,952)
   Equity in losses of affiliates ........         (292)          (385)        (2,057)          (385)
   Other .................................           --             (7)            --            648
                                            -----------    -----------    -----------    -----------
      Total other expense, net ...........       (8,254)        (6,876)       (24,968)       (19,428)
                                            -----------    -----------    -----------    -----------
Loss before income taxes and
   cumulative effect of change in
   accounting principle ..................      (17,462)       (15,456)       (98,894)       (42,921)
Income tax benefit .......................           --          1,358             --          4,072
                                            -----------    -----------    -----------    -----------
Loss before cumulative effect
   of change in accounting principle .....  $   (17,462)   $   (14,098)   $   (98,894)   $   (38,849)
Cumulative effect of change in
   accounting principle for
   organizational costs ..................           --             --         (1,868)            --
                                            -----------    -----------    -----------    -----------
Net loss .................................  $   (17,462)   $   (14,098)   $  (100,762)   $   (38,849)
                                            -----------    -----------    -----------    -----------
Basic and diluted loss per common
   share before cumulative effect of
   change in accounting principle ........  $     (1.63)   $     (1.32)   $     (9.24)   $     (3.66)
                                            -----------    -----------    -----------    -----------
                                            -----------    -----------    -----------    -----------
Basic and diluted loss per common
   share .................................  $     (1.63)   $     (1.32)   $     (9.42)   $     (3.66)
                                            -----------    -----------    -----------    -----------
                                            -----------    -----------    -----------    -----------
Weighted average basic and
   diluted shares outstanding.............   10,700,506     10,700,506     10,700,506     10,618,451
                                            -----------    -----------    -----------    -----------
                                            -----------    -----------    -----------    -----------

See accompanying notes to unaudited condensed consolidated financial statements

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                            NINE MONTHS ENDED
                                                                     -------------------------------
                                                                     SEPTEMBER 30,     SEPTEMBER 30,
                                                                         1998              1997
                                                                     -------------     -------------
Cash flows from operating activities:
  Net loss..........................................................  $ (100,762)      $   (38,849)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization....................................     22,003            20,266
    Deferred income taxes............................................         --            (4,072)
    Accretion on discount notes and amortization of debt
      issuance costs.................................................     25,055            22,444
    Non-cash interest expense on other long-term debt................        602             1,402
    Equity in losses of affiliates...................................      2,057               385
    Impairment of goodwill (Note 2)..................................     46,378                --
    Cumulative effect of change in accounting principle for
      organizational costs ..........................................      1,868                --
    Gain on sale.....................................................         --              (648)
    Other  ..........................................................        250                --
    Changes in operating assets and liabilities:
      Subscriber receivables.........................................         (4)              273
      Prepaid expenses and other.....................................       (505)             (144)
      Accounts payable, accrued expenses and other liabilities.......     (2,323)           (1,630)
                                                                      ----------       -----------
          Net cash used in operating activities......................    (5,381)              (573)
                                                                      ----------       -----------
Cash flows from investing activities:
  Purchases of plant and equipment...................................    (16,991)          (12,796)
  Additions to license and leased license investment.................     (4,589)           (2,727)
  Investment and advances to equity affiliates.......................     (1,270)           (5,899)
  Investment in assets held for sale.................................         --              (943)
  Investment in restricted cash......................................        808            (5,030)
  Proceeds from sale of assets held for sale.........................         --            16,350
  Other..............................................................       (160)             (540)
                                                                      ----------       -----------
          Net cash used in investing activities......................    (22,202)          (11,585)
                                                                      ----------       -----------
Cash flows from financing activities:
  Payments on notes payable..........................................       (125)          (17,377)
  Payment on capital leases and other................................        (96)              (84)
  Payment on BTA auction payable.....................................     (1,366)               --
                                                                      ----------       -----------
          Net cash used in financing activities......................     (1,587)          (17,461)
                                                                      ----------       -----------
Net decrease in cash and cash equivalents............................ $  (29,170)      $   (29,619)
                                                                      ----------       -----------
Cash and cash equivalents at beginning of period.....................     74,564           113,072
                                                                      ----------       -----------
Cash and cash equivalents at end of period........................... $   45,394       $    83,453
                                                                      ----------       -----------
                                                                      ----------       -----------

See accompanying notes to unaudited condensed consolidated financial statements

                CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1998
                               (Unaudited)

(1)  GENERAL

     (a)  DESCRIPTION OF BUSINESS

     THE COMPANY. CS Wireless Systems, Inc. (together with its subsidiaries, "CS" or the "Company") is one of the largest wireless cable television companies in the United States in terms of line-of-sight ("LOS") households and subscribers. The Company's 21 markets encompass approximately 7.7 million television households, approximately 6.4 million of which are LOS households, as estimated by the Company. The Company provided video programming to an average of 64,640 subscribers during the quarter ended September 30, 1998. The Company has begun to minimize its efforts to attract analog-based television subscribers and is currently evaluating the results of its controlled digital television roll-out in the Dallas, Texas market which began in the third quarter of 1998. The Company has commenced a limited commercial offering of Internet access services in its Dallas, Texas market. Additionally, the Company offers certain telephony services through agreements with certain local exchange carriers and a long distance carrier.

          At November 20, 1998, CAI Wireless Systems, Inc. ("CAI") and Heartland Wireless Communications, Inc. ("Heartland") owned 60% and 36%, respectively, of the outstanding Common Stock of the Company. CAI is one of the largest developers, owners and operators of wireless cable television systems in the United States. CAI and one of its wholly owned subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") on July 30, 1998. The Plan of Reorganization submitted by CAI and its subsidiary was confirmed by the United States Bankruptcy Court for the District of Delaware on September 30, 1998 and consummated on October 14, 1998. Heartland has announced its intention to file a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in November 1998. Heartland is a leading developer, owner and operator of wireless cable systems in small to mid-size markets located in the central United States.

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

     (c)  INTERIM FINANCIAL INFORMATION

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the Company's financial position as of September 30, 1998, and the results of operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. These results are not necessarily indicative of the results to be expected for the full fiscal year.

                     CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 September 30, 1998
                                    (Unaudited)

     (d)  COMMON SHARES OUTSTANDING AND NET LOSS PER COMMON SHARE

          The Company adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," in the fourth quarter of 1997, which required companies to present basic earnings per share and diluted earnings per share. Earnings per share computations for all comparative periods have been restated to reflect the adoption of SFAS
128. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities have been excluded from the diluted loss per share computation as their inclusion would be antidilutive.

     (e)  REDUCTION IN AUTHORIZED SHARES

          On August 21, 1998, the Company filed with the Secretary of State of Delaware a Certificate of Amendment of Amended and Restated Certificate of Incorporation reducing the number of authorized shares of common stock from 40 million to 15 million and eliminating the authorized preferred shares.

(2)  LONG-LIVED ASSETS

     Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," requires that long-lived assets and certain identifiable intangibles be periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Pursuant to SFAS No. 121, the Company periodically reviews wireless channel rights and other long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

     The Company believes that the reorganization of CAI under Chapter 11 of the Bankruptcy Code, the announcement by Heartland of its intention to file a voluntary petition for relief under Chapter 11 of the Bankruptcy Code and the announcements of other wireless cable companies regarding their intentions to review financial restructuring alternatives are circumstances that make it appropriate for the Company to evaluate the impairment of long lived assets and certain identifiable intangibles. Accordingly, the Company recorded a write-down of $46.4 million of goodwill at June 30, 1998. The Company engaged a third party during the third quarter to assist in completing a recoverability and valuation analysis of all of its long-lived assets. The Company may record further reductions in the carrying value of certain long-lived assets in subsequent reporting periods upon completion of the analysis and such reductions could be material to the Company's financial statements.

(3)  CONTINGENCIES

     The Company is a party to legal proceedings incidental to its business. A discussion of certain of these legal proceedings is contained in Part II, Item 1 "Legal Proceedings" of this Form 10-Q. The Company believes that the ultimate resolution of any legal proceeding to which the Company is a party will not have a material adverse effect on the Company's consolidated financial position, operating results or liquidity.

(4)  SUBSEQUENT EVENTS

     As previously disclosed, the Company purchased in July 1998 the leasehold rights of TelQuest Satellite Services LLC ("TelQuest") in certain headend equipment owned by CAI for $1.9 million in furtherance of the development of a contingency plan designed to ensure uninterruptible delivery of digital video programming services. The members of TelQuest include CAI, the Company and TelQuest Communications, Inc. Jared E. Abbruzzese, the Company's Chairman, holds, through various affiliates, the majority interest in TelQuest Communications, Inc. In October, the Company commenced the relocation of certain of the leased headend equipment from the TelQuest facilities in Atlanta, Georgia to Dallas, Texas. The Company anticipates that relocation of the equipment will be complete by the end of November.

ITEM 2.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

OVERVIEW

     CS Wireless Systems, Inc. and its subsidiaries develop, own and operate a network of wireless cable television systems providing subscription television services. The Company has begun to minimize its efforts to attract analog based television subscribers and is currently evaluating the results of its controlled digital television roll-out in the Dallas, Texas market which began in the third quarter of 1998. The Company has commenced a limited commercial offering of high-speed Internet access services in Dallas, Texas. Additionally, the Company offers certain telephony services through agreements with certain local exchange carriers and a long distance carrier. The Company had systems in operation in eleven markets at September 30, 1998 compared to ten systems in the corresponding prior year period.

RESULTS OF OPERATIONS

     REVENUE. The Company's video revenue primarily consists of monthly fees paid by subscribers for basic programming, premium programming, equipment rental and non-recurring installation fees. Total revenue was $6.4 million and $20.1 million for the three and the nine months ended September 30, 1998 compared to $6.7 million and $20.2 million for the corresponding prior year periods. Average video subscribers were approximately 64,640 and 66,380 for the three and nine months ended September 30, 1998 compared to approximately 65,425 and 65,520 for the prior year periods. The decrease in average subscriber levels during the three months ended September 30, 1998 is primarily attributed to the Company's strategy of not pursuing growth in the analog-subscriber base, partially off-set by a modest increase in digital video subscribers in Dallas, Texas. The increase in average subscriber levels during the nine months ended September 30, 1998 is due to the Company assuming control of the Story City, Iowa market on December 30, 1998, a modest increase in digital video subscribers, both off-set by the decrease in the analog subscriber base

     SYSTEMS OPERATIONS. Systems operations expenses primarily include programming costs, channel lease payments, transmitter site and tower rentals, and other costs of providing service. Programming costs (with the exception of minimum payments) and channel lease payments (with the exception of certain fixed payments) are variable expenses which generally increase as the number of subscribers increases. Systems operations expenses were $4.1 million and $12.0 million for the three and the nine months ended September 30, 1998, compared to $3.8 million and $11.2 million for the corresponding prior year periods, an increase of 7.1% and 7.6%, respectively. The increase in systems operations expenses is primarily due to (i) increasing programming rates, (ii) incremental costs associated with the Company assuming operational control of the Story City, Iowa system on December 30, 1997 and
(iii) additional costs associated with the controlled roll-out of digital video and high speed Internet access service in Dallas, Texas.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses ("SG&A") were $4.5 million and $13.6 million for the three and nine months ended September 30, 1998, compared to $4.5 million and $12.3 million, an increase of 0.0% and 10.6%, respectively. The increase in SG&A during the nine months ended September 30, 1998, compared to the corresponding prior year period is principally due to (i) incremental costs associated with the Company assuming operational control of the Story City system on December 30, 1997 and (ii) additional costs associated with the controlled roll-out of digital video and high speed Internet access service in Dallas, Texas ($1.8 million for the nine months ended September 30, 1998 compared to $1.0 million for the corresponding prior year period).

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (CONTINUED)


     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense includes depreciation of systems and equipment, amortization of licenses and leased license investment and goodwill. Depreciation and amortization expenses were $7.1 million and $22.0 million for the three and nine months ended September 30, 1998, compared to $7.0 million and $20.3 million for the prior year periods. The increase in depreciation and amortization expense is attributed to a corresponding average increase in the underlying capital assets. The write-down of goodwill during the second quarter of 1998 effectively reduced amortization of goodwill during the three and nine months ended September 30, 1998.

     OPERATING LOSS. The Company incurred operating losses of $9.2 million and $73.9 million for the three and nine months ended September 30, 1998, compared to $8.6 million and $23.5 million for the corresponding prior year periods. Consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") were a negative $2.1 million and $5.5 million for the three and nine months ended September 30, 1998, compared to a negative $1.6 million and $3.2 million for the prior year periods. EBITDA is a financial measure commonly used in the industry but is not intended to represent cash flows, as determined in accordance with Generally Accepted Accounting Principles ("GAAP"), or to be an indicator of operating performance. EBITDA is exclusive of the impairment of goodwill recorded in the quarter ended June 30, 1998. EBITDA should not be considered a substitute for measures of performance prepared in accordance with GAAP. The increase in the Company's operating loss is due principally to the impairment of goodwill and, to a lesser extent, increasing system operations, SG&A, and depreciation and amortization expense as described above. The decrease in EBITDA is primarily due to costs associated with controlled roll-out of digital video and high speed Internet access service in Dallas, Texas.

     INTEREST INCOME. Interest income was $0.8 million and $2.7 million for the three and nine months ended September 30, 1998, compared to $1.4 million and $4.3 million for the corresponding prior year periods. The decrease in interest income is primarily due to a decrease in the average invested cash and cash equivalents. The average invested balance is comprised mainly of the proceeds remaining from the private placement of $400.0 million of 11 3/8% Senior Discount Notes (the "Senior Discount Notes") on February 23, 1996, which resulted in net proceeds to the Company of $162.9 million (net of debt issuance, payments on notes and certain distributions to Heartland and
CAI).

     INTEREST EXPENSE. The Company incurred interest expense of $8.8 million and $25.7 million for the three and nine months ended September 30, 1998, compared to $7.9 million and $24.0 million for the corresponding prior year periods. Interest expense during the three and nine months ended September 30, 1998 included (i) non-cash interest and accretion of deferred debt issuance costs of $8.5 million and $25.1 million related to the Senior Discount Notes, (ii) interest expense of $0.1 million and $0.2 million related to a note payable to Heartland in the amount of $15 million (the "Heartland Long Term Note") and (iii) interest relating to other payables totaling approximately $0.2 million and $0.4 million, respectively. Interest expense during the three and nine months ended September 30, 1997 included
(i) non-cash interest and accretion of deferred debt issuance costs of $7.6 million and $22.4 million related to the Senior Discount Notes, (ii) interest expense of approximately $0.1 million and $1.0 million related to the Heartland Long-Term Note and (iii) interest relating to other payables of approximately $0.2 million and $0.6 million, respectively.

     NET LOSS. The Company has recorded net losses since inception. The Company incurred net losses of $17.5 million and $100.8 million for the three and nine months ended September 30, 1998 compared to $14.1 million and $38.8 million during the corresponding prior year periods. The Company's net losses have increased due to (i) impairment of goodwill totaling $46.4 million (See Note 2), (ii) increased SG&A, system operations, depreciation and amortization, and interest expense as detailed above and (iii) the cumulative effect of the change in accounting principal for organizational costs totaling $1.9 million.

LIQUIDITY AND CAPITAL RESOURCES

     The wireless cable television business is a capital-intensive business. Funds are required for the lease or acquisition of channel rights, the acquisition of wireless cable systems, the construction of system headend and transmission equipment, the conversion of analog systems to digital technology, and start-up costs related to the commencement of operations and subscriber installation costs. To date, the primary source of capital of the

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (CONTINUED)

Company has been from the net proceeds from the sale of the Senior Discount Notes. The Company has approximately $45.4 million in cash and cash equivalents at September 30, 1998. The Company has used the proceeds from the Senior Discount Notes received in February 1996 primarily to fund (i) continued operating losses, (ii) capital expenditures to launch digital video and high speed Internet access services in the Dallas, Texas market, hybrid digital service in the San Antonio, Texas market and limited build-out in the Company's analog markets, (iii) strategic investments in items such as channel capacity and (iv) general debt service. Based upon the Company's current operating plans, the Company believes that its available cash will provide sufficient funds to meet its needs for at least the next 12 months.

     The Company is emphasizing the conservation of capital while it evaluates its controlled launch of digital video programming and limited commercial offering of Internet access in its Dallas market. The Company intended to commence a full commercial launch of digital television services in its Dallas market in 1997. Towards that goal, the Company signed an agreement in 1997 with General Instrument Corp. ("General Instrument") for the purchase of equipment necessary to deliver digital signals to subscribers; the timely delivery of commercially viable equipment was an integral component of the Company's plans to offer digital video service. General Instruments experienced certain system integration problems with respect to the digital headend equipment and converter boxes. Due to the delay in delivery of the required product, the Company and General Instrument agreed in February 1998 to amend certain contractual obligations relating to delivery dates, performance requirements, penalties and responsibilities in consideration for certain pricing concessions. In connection with the amendment, the Company released General Instrument from any claims it may have had with respect to the failure of General Instrument to perform certain obligations prior to the deadlines prescribed in the original agreement. The Company had anticipated that General Instrument would commence shipment of equipment required for the launch of digital services in Dallas during the second quarter of 1998, provided General Instrument successfully resolved certain outstanding integration problems. General Instrument did not successfully resolve all problems and the intended full-scale commercial launch was further delayed. The Company commenced a controlled roll-out of its digital video product to selected areas in its Dallas market subsequent to the end of the second quarter. The Company is evaluating the results of the controlled rollout.

     For 1998, the Company had initially budgeted approximately $45.2 million in capital expenditures, including $13.1 million for digital subscriber installations, $9.3 million for analog subscriber installations, $2.6 million for headend and transmission equipment, $0.9 million relating to the build-out of markets to accommodate a new line of business, Internet access, $3.7 million to convert the Company's San Antonio analog markets to a hybrid digital format, and $15.6 million for strategic investments in items such as channel capacity. Through September 30, 1998, the Company has incurred $21.4 million in capital expenditures, significantly less than previously estimated. The difference is primarily attributed to the delay of the full roll-out of digital video and Internet services in Dallas. The Company's principal capital expenditures for the remainder of the year are expected to be significantly less than previously estimated and are expected to relate principally to the trials of two-way broad-band data and telephony services, the purchase of new channels and limited installation of subscriber premise equipment. The level of capital expenditures incurred for customer installations is primarily variable and dependent on the customer installation activities of the Company. Therefore, actual customer installation expenditures may be more or less than the Company's estimates. If the Company believes appropriate market conditions exist and all equipment problems are satisfactorily resolved, the Company may incur significant capital expenditures for customer installations and commit additional resources to marketing its Internet access business in 1999 and subsequent years.

     The Company has converted much of its analog system in San Antonio, Texas to a hybrid digital format. However, the problems with the equipment manufactured by General Instrument and the resulting impact on the intended commercial launch in the Company's Dallas market have caused management to delay completion of the conversion. Further, an essential equipment manufacturer has filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. See "--LIQUIDITY AND CAPITAL RESOURCES--OTHER." Accordingly, additional expenditures may be required with respect to customer installation and/or conversion activities in San Antonio. The Company is evaluating its other markets to determine where and when to convert existing analog markets to digital or offer hybrid digital services in conjunction with existing or planned analog services. However, in the interim, the Company intends to minimize capital expenditures in its analog markets.

     The Company intends to finance its future capital requirements from existing cash, through a combination of the issuance of debt and equity securities, the disposition of wireless cable systems that are inconsistent with the Company's business strategy, the incurrence of loans, the assumption of debt and other liabilities in connection with acquisitions and alliances with strategic partners. There can be no assurances that the Company will be able to obtain any third party financing.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (CONTINUED)

     The combined cash flow from operating activities of the Company's operating systems has to date been insufficient to cover the combined operating expenses of such systems. Until sufficient cash flow is generated from operations, the Company will utilize its current capital resources and may seek external sources of funding to satisfy its capital needs. Cash interest payments required under the terms of the Senior Discount Notes are scheduled to commence on September 1, 2001. There can be no assurance that the Company will be able to secure its capital requirements on terms and conditions satisfactory to the Company. Accordingly, in the event the Company is unable to secure funding for capital requirements on satisfactory terms and conditions, the ability of the Company to sustain and expand operations and fulfill its debt obligations would be materially adversely affected.

     Net cash used in operating activities during the nine months ended September 30, 1998 was $5.4 million compared to $0.6 million during the comparable prior year period. The increase in cash used in operations was primarily due to (i) timing of payments to vendors, (ii) increased SG&A and system operating expense and (iii) to a lesser extent, increasing costs associated with the controlled roll-out of digital video and high speed Internet access services in Dallas, Texas.

     Net cash used in investing activities was $22.2 million during the nine months ended September 30, 1998 compared to $11.6 million during the corresponding prior year period. Cash used in investing activities primarily relates to the acquisition and installation of subscriber receive-site equipment, the acquisition of certain wireless cable channel rights, the investments in assets held for sale and the investment in equity affiliates. The increase in net cash used in investing activities is primarily attributed to the proceeds from the assets held for sale totaling $16.4 million in 1997 with no corresponding amounts in the current year period.

     Net cash used in financing activities was $1.6 million during the nine months ended September 30, 1998 compared to $17.5 million during the corresponding prior year period. Cash used in financing activities during the nine months ended September 30, 1998 is attributed to the repayment of the payable relating to the Basic Trading Areas acquired in the Federal Communications Commission Auction totaling approximately $1.4 million and the repayment of other notes payable totaling approximately $0.2 million. Cash used in financing activities during the nine months ended September 30, 1997 is attributed to the repayment of $2.1 million of indebtedness related to the USA Wireless Acquisition and the repayment of $15.3 million of the Heartland Long-Term Note.

EXECUTIVE AND KEY EMPLOYEE RETENTION PROGRAM

     On November 12, 1998, the Compensation Committee of the Board of Directors authorized an Executive and Key Employee Retention Bonus program. Six executive officers (David E. Webb, Chief Executive Officer; Thomas W. Dixon, Executive Vice President; John Lund, Senior Vice President - Finance; Albert G. McGrath, Jr., General Counsel; Scott Mindemann, Vice President - Internet; and Steven Moncreiff, Vice President - Operations) were awarded retention bonuses of fifty percent (50%) of their respective annual base salaries. The bonus awards are payable, in cash increments, upon satisfaction of certain identified performance benchmarks. Fifteen percent (15%) is payable upon the solicitation by the Company of the holders of at least 66 2/3% of the outstanding Senior Discount Notes in support of a plan of reorganization of the Company; thirty-five percent (35%) is payable upon consummation of a plan of reorganization restructuring the outstanding debt of the Company; thirty-five percent (35%) is payable upon the filing of applications with the Federal Communications Commission seeking two way authorization in certain specified markets; and fifteen percent (15%) payable upon execution of leases with MMDS and ITFS licenseholders in certain specified markets authorizing two way transmission by the Company in such markets.

Additionally, the Compensation Committee authorized and directed management of the Company to set aside up to a maximum aggregate sum of $200,000 to be distributed to key employees designated by management within certain parameters established by the Compensation Committee.

EMPLOYMENT AGREEMENTS

     During the third quarter, the Compensation Committee of the Board of Directors authorized the execution of an Employment Agreement with Mr. Lund. The Agreement has a three year term and requires the payment of an annual salary of $140,000. The Committee also authorized the execution of a Separation Agreement with Frank H. Hosea, the Company's Chief Operating Officer, providing for, among other things, the continued payment of Mr. Hosea's base salary through April 1, 2000.

     On November 12, 1998 the Compensation Committee authorized the execution of a one year Employment Agreement with Mr. McGrath, the Company's General Counsel, and an amendment to Mr. Dixon's Employment Agreement. Mr. McGrath's Employment Agreement requires the payment of an annual base salary of $145,000. Mr. Dixon's amendment provides for certain benefits in the event of a relocation.

YEAR 2000 COMPLIANCE

     An undetermined number of computer software programs have been written using two digits rather than four to determine the applicable year. As a result, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than year 2000. This could result in major system failures or miscalculations, and is generally referred to as the "Year 2000" problem. An preliminary review of the Company's information systems has

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (CONTINUED)

been completed and a comprehensive program is currently in process to modify or replace those systems that are not Year 2000 compliant. Management believes that all Company systems are compliant, or will be compliant by September 1999. Additional validation of the Company's systems will be conducted through testing throughout 1999.

     In addition to the assessment of in-house systems, the Company is currently assessing the readiness of its vendors for the Year 2000 problem. To determine the status of third parties, letters inquiring as to their readiness have been sent or are being sent to substantially all of the Company's vendors. The Company will assess the vendors' responses and prioritizing them in order of significance to the business of the Company. Contingency plans will be developed in the event that business-critical vendors do not provide the Company with satisfactory evidence of their readiness to handle Year 2000 issues. The Company intends to make every reasonable effort to assess the Year 2000 readiness of these critical business partners and to create action plans to address the identified risks.

     The Company anticipates that it will have substantially completed an assessment of the Year 2000 compliance status of all information technology and non-information technology during the first quarter of 1999, and will then address the Year 2000 compliance of such equipment.

     All maintenance and modification costs will be expensed as incurred, while the cost of new software, if material, will be capitalized and depreciated over its expected useful life. Testing and remediation costs of all of the Company's systems and applications are currently estimated at approximately $300,000 to $500,000 from inception in fiscal 1998 through completion in fiscal 2000. These costs are estimated to be incurred during 1999. All estimated costs are expected to be funded from existing cash.

     The Company does not believe the costs related to the Year 2000 compliance project will be material to its financial position or results of operation. However, the cost of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans, and other factors. Unanticipated failures by critical vendors as well as the failure by the Company to execute its own remediation efforts could have a material adverse effect on the cost of the project and its completion date. As a result, there can be no assurance that these forward-looking estimates will be achieved and the actual cost and vendor compliance could differ materially from those plans, resulting in material financial risk.

CIBC

     The Company has retained the investment banking firm of CIBC Oppenheimer Corp. ("CIBC") to serve as its financial advisor. CS and CIBC have begun to evaluate available options with respect to the capitalization of the Company, including financial restructuring alternatives. CIBC will assist the Company with respect to discussions and negotiations with the holders of the Senior Discount Notes concerning the appropriate capitalization of the Company.

OTHER

     Pacific Monolithics, Inc. ("Pac Mono"), a supplier of wireless cable subscriber and transmission equipment, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. Pac Mono has advised the Company that it intends to phase out and discontinue certain product lines, including products utilized by the Company in its San Antonio market. The Company is currently exploring alternatives to Pac Mono equipment and services. The Company expects to incur certain costs relating to equipment purchases and personnel necessary to effect either a change in equipment or service of previously purchased equipment.

RECENTLY ISSUED ACCOUNTING STANDARDS

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," in the first quarter of 1998, which required companies to disclose comprehensive income separately from net income. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-ownership sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (CONTINUED)


The adoption of this statement had no effect on the Company for the three and nine months ended September 30, 1998 or 1997 because the Company has no elements of other comprehensive income.

     The Company adopted the provisions of Statement of Position 98-5 ("SOP 98-5"), "Reporting On The Costs of Start-up Activity," in the second quarter of 1998, effective as of January 1, 1998. This pronouncement requires that costs of start-up activities, including organizational costs, should be expensed as incurred. As a result of adopting SOP 98-5, the Company recorded a charge of approximately $1.9 million as the cumulative effect of the change in accounting principle as of January 1, 1998.

     In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of Enterprise and Related Information" was issued. This statement establishes standards for reporting information about operating segments in annual and interim financial statements, although this statement need not be applied to interim financial statements in the initial year of its application. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of this statement is not expected to have a material impact on the Company's financial statements and related disclosures.

FUTURE LOOKING INFORMATION AND RISK FACTORS

     The Company or its representatives may make forward looking statements, oral or written, including statements in this Report's Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and filings with the Securities and Exchange Commission ("Commission"), regarding estimated future operating results, planned capital expenditures (including the amount and nature thereof) and the Company's financing plans, if any, related thereto, increases in subscribers and the Company's financial position and other plans and objectives for future operations. There can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. Among the factors that could cause actual results to differ materially from the Company's expectations are general economic conditions, competition, government regulations and other factors set forth among the risk factors noted in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

     The Company's future revenues and profitability are difficult to predict due to a variety of risks and uncertainties, including (i) business conditions and growth in the Company's existing markets, (ii) the costs and level of consumer acceptance associated with the launch of systems in new markets, (iii) the availability and performance of digital compression equipment, (iv) the Company's existing indebtedness and the need for additional financing to fund subscriber growth and system development, (v) government regulation, including FCC regulations, and receipt of regulatory approvals for alternative uses of spectrum, (vi) the Company's dependence on channel leases, (vii) the announcements by other wireless cable companies regarding their respective intentions to restructure outstanding indebtedness and (viii) numerous competitive factors, including alternative methods of distributing and receiving video transmissions.

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

     The Company's largest stockholder, CAI, and one of its wholly owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on July 30, 1998. The Plan of Reorganization submitted by
CAI and its subsidiary was confirmed by the United States Bankruptcy Court for the District of Delaware on September 30, 1998 and consummated on October 14, 1998. Additionally, Heartland has announced its intention to file a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. There can be no assurance that any of the foregoing will not affect the Company.

                            PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

     The Company is a party to legal proceedings incidental to its business which, in the opinion of management, are not expected to have a material adverse effect on the Company's consolidated financial position, operating results or liquidity.

ITEM 5.        OTHER INFORMATION

     RECENT FEDERAL COMMUNICATIONS COMMISSION RULES. On September 25, 1998, the Federal Communications Commission ("FCC") released rules for the use of MMDS spectrum for two way transmissions of data, telephony and video. The rules require the filing of applications with the FCC in order to receive authorization for two way utilization of frequency spectrum in each market. The FCC has not yet announced a definitive date for the filing of applications; however, the Company anticipates that the first "filing window" will open at the FCC in the latter part of the first quarter or early in the second quarter of calendar year 1999. The application process involves the formulation of a frequency plan and coordination of such frequency plan with licenseholders in each market in which two way approval is sought and, possibly, adjacent markets. Following the close of the first "filing window", completed applications are reviewed in the order in which they are filed. The Company has commenced the process to formulate its frequency plan in each of its markets. There can be no assurance that the Company will be able to achieve coordination of its frequency plans with all licenseholders in all of its markets, that all or any of the Company's applications will be granted or that the FCC will grant to the Company authorization to utilize the frequency spectrum in the manner requested by the Company in its applications.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          *3.1   Certificate of Amendment of Amended and Restated Certificate of
                 Incorporation of CS Wireless Systems, Inc.

          *10.1 Amendment to Employment Agreement dated as of November 12, 1998 between Thomas W. Dixon and the Company.

          *10.2  Employment Agreement dated as of September 23, 1998 between
                 John M. Lund and the Company

          *10.3  Employment Agreement dated as of November 12, 1998 between
                 Albert G. McGrath, Jr. and the Company.

          *10.4  Separation Agreement dated as of October 19, 1998 between
                 Frank H. Hosea and the Company.

          *27    Financial Data Schedule

     (b)  Reports on Form 8-K

          1. Report on Form 8-K filed July 2, 1998 to report the appointment of John Burgoyne to the Board of Directors of the Company and Joseph W. Autem as Senior Vice President and Chief Financial
                 Officer.

          2. Report on Form 8-K filed August 19, 1998 to report the resignation of Joseph W. Autem as the Company's Senior Vice
                 President and Chief Financial Officer and appointment of John M. Lund to the position of Senior Vice President -
                 Finance.

*Filed herewith.

                                     SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CS WIRELESS SYSTEMS, INC.


                                   By:  /s/ John M. Lund
                                        -------------------------------
                                   Senior Vice President - Finance and
                                   Chief Accounting Officer
                                   (Principal Financial Officer)


                                    By: /s/ David E. Webb
                                        -------------------------------
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Dated: November 23, 1998