Form 10-K405
period 1998-12-31
CS WIRELESS SYSTEMS INC
filed 1999-04-15
CIK 1011744

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

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                               1101 SUMMIT AVENUE
                               PLANO, TEXAS 75074
          (Address of principal executive offices, including zip code)

                                 (972) 398-5300
              (Registrant's telephone number, including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:

  TITLE OF EACH
      CLASS        NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------  ------------------------------------------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of April 15, 1999, 6,864,471 shares of the Registrant's Common Stock were outstanding, 443,305 shares of which were held by nonaffiliates. The Company's Common Stock has not been registered with the Securities and Exchange Commission, and no market exists for its Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           CS WIRELESS SYSTEMS, INC.
                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I.....................................................................................................           1

  Item 1.     Business.....................................................................................           1

  Item 2.     Properties...................................................................................          18

  Item 3.     Legal Proceedings............................................................................          19

  Item 4.     Submission of Matters to a Vote of Security Holders..........................................          19

PART II....................................................................................................          19

  Item 5.     Market for Registrant's Common Stock and Related Stockholder Matters.........................          19

  Item 6.     Selected Financial Data......................................................................          19

  Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations........          20

  Item 8.     Financial Statements and Supplementary Data..................................................          35

  Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.........          35

PART III...................................................................................................          36

  Item 10.    Directors and Executive Officers of the Registrant...........................................          36

  Item 11.    Executive Compensation.......................................................................          38

  Item 12.    Security Ownership of Certain Beneficial Owners and Management...............................          41

  Item 13.    Certain Relationships and Related Transactions...............................................          41

PART IV....................................................................................................          46

  Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................          46

SIGNATURES.................................................................................................          48

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.................................................................         F-1

                           CS WIRELESS SYSTEMS, INC.
                        1998 ANNUAL REPORT ON FORM 10-K
                                     PART I

ITEM 1. BUSINESS.

GENERAL

    THE COMPANY. CS Wireless Systems, Inc. (together with its subsidiaries, "CS" or the "Company") is one of the largest wireless cable television companies in the United States in terms of Estimated Total Service Area Households (defined at ITEM 1.--BUSINESS--OPERATIONAL AND PLANNED MARKETS) and subscribers. CS provides subscription television services to approximately 60,160 subscribers, as of December 31, 1998, in eleven operating markets utilizing the frequency spectrum commonly referred to as the Multichannel Multipoint Distribution Services ("MMDS") spectrum. Additionally, the Company provides high speed Internet access services in its Dallas and Ft. Worth markets utilizing the MMDS spectrum. Overall, the Company presently owns or holds lease rights to MMDS spectrum in its 21 primary markets where there are 7.7 million Estimated Total Service Area Households. Additionally, the Company owns or holds lease rights in other markets.

    ORGANIZATION AND CAPITALIZATION OF THE COMPANY. CS was incorporated in December 1993 under the name ACS Ohio, Inc. The Company remained dormant until March 1994 when its then parent company, ACS Enterprises, Inc, acquired MetroCable, Inc. (a company organized on June 4, 1993 as the successor in interest to a unit of Cablevision) and Metropolitan Satellite Services, Inc., the operators of a wireless subscription television system in Cleveland, Ohio. CAI Wireless Systems, Inc. ("CAI"), which presently owns approximately 94% of the Company's outstanding common stock, acquired ACS Enterprises, Inc on September 29, 1995.

    The majority of the assets presently owned or leased by the Company were contributed to CS by CAI and Heartland Wireless Communications, Inc. ("Heartland") pursuant to the terms of a Participation Agreement consummated on February 23, 1996. In exchange for approximately 60% of the Company's Common Stock, CAI, directly or indirectly, contributed to the Company the wireless cable television assets and all related liabilities, or the stock of subsidiaries owning wireless cable television assets associated with the wireless cable television markets of Bakersfield and Stockton/Modesto, California; Charlotte, North Carolina; and Cleveland, Ohio. Simultaneously, in exchange for approximately 40% of the Company's Common Stock, cash, a short-term note and a long-term note (the "Heartland Long-Term Note"), Heartland, directly or indirectly, contributed or sold to the Company the wireless cable television assets and all related liabilities associated with the wireless cable television markets of Grand Rapids, Michigan; Minneapolis, Minnesota; Kansas City (suburbs), Missouri; Dayton, Ohio; Dallas, Fort Worth and San Antonio, Texas; and Salt Lake City, Utah.

    On February 23, 1996, the Company consummated a private placement of 100,000 units (the "Units") consisting of $400 million aggregate principal amount of 11 3/8% Senior Discount Notes due 2006 ("CS Notes") and 110,000 shares of common stock ("CS Common Stock"). The original issue price for each $1,000 principal amount of CS Notes was $571.71. Each CS Note accretes at a rate of 11 3/8% per annum computed on a semi-annual bond equivalent basis during the initial five years of the 10-year term. Cash interest is payable beginning in September 2001 at a rate of 11 3/8% per annum. The yield to maturity (compounded semi-annually) is 11.45%. Including amounts attributable to the CS Common Stock, the issuance of the Units resulted in net proceeds to the Company of approximately $162.9 million after (i) underwriting discounts and other debt issuance costs, (ii) note payments, and (iii) certain distributions made in connection with the Participation Agreement.

    ACQUISITION OF BTAs. In the auction (the "BTA Auction") conducted by the Federal Communications Commission ("FCC") conducted in 1996 of available commercial wireless cable spectrum in 487 basic trading areas ("BTAs") and six additional BTA-like geographic areas around the country, CAI and Heartland successfully bid on a number of BTA market authorizations on behalf of the Company. In order to be eligible for the BTA Auction, a potential bidder was required to file an application with, and make up-front payments to, the FCC prior to the start of the BTA Auction. Each of CAI and Heartland made such filings and up-front payments, entitling each of them to participate in the BTA Auction. The consummation of the transactions contemplated by the Participation Agreement had not occurred by the date such applications were due, and as a consequence, the Company was not an active participant in the BTA Auction. CAI and Heartland, however, agreed to convey to the Company, at their cost, and the Company agreed to purchase, any rights acquired in the BTA Auction relating to the Company's markets, as well as certain other BTAs. Rights to BTAs for the Company's Bakersfield and Stockton/Modesto, California; Charlotte, North Carolina; and Cleveland, Ohio markets were acquired by CAI for approximately $5.6 million. In addition, CAI purchased BTAs relating to Atlanta, Georgia and Louisville, Kentucky for approximately $7.0 million. All of the aggregate $12.6 million has been paid by CAI to the FCC in accordance with the rules of the BTA Auction. Heartland purchased BTAs relating to Little Rock, Arkansas; Oklahoma City, Oklahoma; Dayton, Ohio; Minneapolis, Minnesota; Dallas and San Antonio, Texas; Sedallia and St. Josephs, Missouri; Lawrence and Emporia, Kansas; and Benton Harbor, Battle Creek/Kalamazoo, Grand Rapids and Muskegon, Michigan for approximately $4.4 million. Of this amount, approximately $1.1 million has been paid by Heartland to the FCC for these BTAs. The Company will continue to reimburse Heartland for any and all costs relating to the BTAs which total costs are estimated to be up to an additional $3.8 million, excluding interest expense which accrues at 9.5% per annum, in connection with these BTAs in accordance with the terms of the Participation Agreement. The FCC has approved assignment of all of CAI's BTAs to the Company. The Company and Heartland entered into a BTA Lease and the Option Agreement pursuant to which Heartland leases to the Company 10 BTAs and portions of four additional BTAs. The Company has the option to purchase the leased BTAs.

    SUBSEQUENT ACQUISITIONS. The Company acquired wireless cable television rights and related assets in certain Midwest markets including the Effingham and Wellsville, Kansas; Story City, Iowa; Scottsbluff, Nebraska; Kalispell, Montana and Rochester, Minnesota markets in connection with the Company's merger acquisition of USA Wireless Cable, Inc. on October 11, 1996 ("USA Wireless Acquisition"). The Company consummated on September 3, 1997 an exchange of its wireless cable rights and related assets in Salt Lake City, Utah for wireless cable rights and related assets in Kansas City, Missouri pursuant to an agreement dated as of November 6, 1996 with People's Choice TV Corp.

    The Company is incorporated under the laws of the state of Delaware. The Company's principal executive offices are located at 1101 Summit Avenue, Plano, Texas 75074, and its telephone number is 972/398-5300.

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

    WIRELESS CABLE INDUSTRY BACKGROUND. Wireless cable, as an alternative to traditional, hard-wire cable television, was made possible by a series of rule changes promulgated by the FCC in the 1980s. However, regulatory and other obstacles impeded the growth of the wireless cable industry through the remainder of the 1980s. During the 1990s, several factors have encouraged the growth of the wireless cable industry, including (i) regulatory reforms by Congress and the FCC to facilitate competition with hard-wire cable, (ii) federal legislation that increased the availability of programming for wireless cable systems on non-discretionary terms, (iii) consumer demand for alternatives to traditional hard-wire cable service, (iv) enhanced ability of wireless cable operators to aggregate a sufficient number of channels in each market to create a competitive product, and (v) increased availability of capital to wireless cable operators in the public and private markets. According to the Wireless Cable Association, Inc., there are approximately 250 wireless cable systems currently operating in the United States which served approximately one million subscribers in 1997. The FCC noted in its Fifth Annual Report on the Status of Competition in Markets for the Delivery of Video Programming that wireless cable represented a 1.3% share of the national multichannel video programming market in June, 1998.

    Similar to traditional hard-wire cable systems, a wireless cable system receives programming at a Headend. Traditional hard-wire cable systems transmit signals from a central transmission facility and deliver the signal to a subscriber's location through an extensive network of fiber optic and/or coaxial cable, amplifiers and related equipment ("Cable Plant"). Wireless cable programming, however, is then retransmitted by microwave transmitters operating in the 2150-2162 MHz and 2500-2686 MHz portions of the radio spectrum (collectively, the "MMDS Spectrum") from an antenna typically located on a tower associated with the Headend to a small receiving antenna located on a subscriber's rooftop. At the subscriber's location, the signals are converted to frequencies that can pass through conventional coaxial cable into a descrambling converter located on top of a television set. Wireless cable requires a clear LOS, because the microwave frequencies used will not pass through dense foliage, hills, buildings or other obstructions. To ensure the clearest LOS possible in the Company's markets, the Company has placed, and plans to place, its transmit antennae on towers or tall buildings in areas located in such markets. There exists, in each of the Company's operating and targeted markets, a number of acceptable locations for the placement of its transmit antennae, and the Company does not believe that the failure to secure any one location for such placement in any single market will materially affect the Company's operations in such market. Additionally, some LOS obstructions can be overcome with the use of signal repeaters (known as "beambenders") which retransmit an otherwise blocked signal over a limited area. The use of beambenders increases the costs per subscriber incurred by the company. The Company believes that its coverage could be enhanced upon the implementation of digital technology. In addition, MMDS operators such as CS may design cellular networks which utilize a main transmission facility and additional cell sites that rebroadcast the signal within a smaller area to improve coverage. Since wireless cable systems do not require an extensive Cable Plant, wireless cable operators can provide subscribers with a reliable signal and a high quality picture with few transmission disruptions at a significantly lower system capital cost per installed subscriber than traditional hard-wire cable systems.

    MMDS SPECTRUM. The utilization of MMDS spectrum is regulated by the FCC which governs, among other things, the issuance, renewal, assignment, transfer and modification of licenses necessary for the operation of MMDS systems. "MMDS" is the vernacular term used to describe the Company's business and includes both MMDS and Multichannel Distribution Service ("MDS") channels, as well as Instructional Television Fixed Service ("ITFS") channels. Generally, 33 6 MHz channels within the MMDS Spectrum are available for the transmission of wireless cable programming in the 50 largest domestic markets, in addition to local broadcast television channels which are not retransmitted over the microwave channels. There are certain limitations described in ITEM 1.--BUSINESS--REGULATION below. Traditional hardwire cable companies may offer between 35-60 analog channels in a given market; certain hardwire cable companies have or are in the process of applying digital technology to increase the number of channels available to subscribers. The wireless cable industry has been exploring various applications of digital technology to microwave transmissions in order to increase the number of channels offered for subscription in various markets. Additionally, the Company and other wireless cable companies have explored alternative uses of microwave frequencies for other applications such as Internet access and telephony delivery services.

    FLEXIBLE USE OF MMDS SPECTRUM. MMDS spectrum has been licensed by the FCC for one-way video and data transmission on an industry-wide basis and has been traditionally used by MMDS operators to broadcast subscription television services. CS has applied for and received certain authorizations from the FCC for fixed, flexible use of its MMDS spectrum in certain markets with respect to specified channels. The most powerful potential for MMDS spectrum is, however, in a fully-flexible two-way environment. Two-way use of the MMDS spectrum is expected by the Company to provide the greatest attraction to a prospective strategic partner. SEE ITEM 1.--BUSINESS--BUSINESS STRATEGY.

    On September 25, 1998, the FCC issued a Report and Order in MM Docket No. 97-217 (referred to herein as the "Two-Way Order") in which the FCC approved broad authority for full flexible two-way use of MMDS spectrum, subject to certain engineering and related parameters, for transmissions of data, telephony and video. The new rules require the filing with the FCC of applications in order to receive authorization for two-way use of the MMDS spectrum in each market. The FCC has not yet announced a definitive date for the filing of applications; however, the Company anticipates that the first "filing window" will open at the FCC either in the latter part of the second quarter or third quarter of calendar year 1999. The application process involves the formulation of a frequency plan and coordination of such frequency plan with license holders in each market in which two-way approval is sought and, potentially, adjacent markets. In cooperation with CAI, the Company has commenced the process of formulating frequency plans for each of their respective principal markets, in order to coordinate generic frequency plans that could be useful to a prospective strategic partner and to pool resources. There can be no assurance that the Company, either alone or with the assistance of CAI, will be able to achieve coordination of their respective frequency plans with all license holders in each of their respective markets, that all or any of their respective applications will be granted or that the FCC will grant to them authorization to utilize their MMDS spectrum in the manner requested in their applications. However, the Company is devoting substantial resources to the preparation and filing of all potentially applicable two-way applications. There can also be no assurance that the designs of the frequency plans prepared by the Company will be identical or substantially similar to the frequency plan that would have been designed by any particular potential strategic partner.

OPERATIONAL AND PLANNED MARKETS

    The table below outlines as of December 31, 1998 the characteristics of the principal markets in which CS operates or in which CS holds significant spectrum rights:

                                                        ESTIMATED
                                                          TOTAL
                                                         SERVICE      NUMBER OF                           APPROXIMATE
                                                          AREA      ESTIMATED LOS        WIRELESS          NUMBER OF
MARKET                                                 HOUSEHOLDS     HOUSEHOLDS      CABLE CHANNELS     SUBSCRIBERS*
-----------------------------------------------------  -----------  --------------  -------------------  -------------
Bakersfield, CA......................................     162,000         151,000               32             7,615
Battle Creek/Kalamazoo, MI...........................     231,000         173,000               12                **
Cameron/Maysville, MO................................      65,000          59,000               33             3,130
Charlotte, NC (c)....................................     580,000         472,000               13                **
Cleveland, OH........................................   1,178,000         884,000               29            19,110
Dallas, TX...........................................     981,000         872,000               29             1,440
Dayton, OH (d).......................................     610,000         413,000               33             7,955
Fort Worth, TX.......................................     540,000         443,000               33             1,095
Grand Rapids, MI.....................................     346,000         259,000               16               385
Kalispell, MT (c)....................................      33,000          30,000               21                **
Kansas City, MO (e)..................................     432,000         389,000               25                **
Minneapolis, MN......................................     959,000         882,000               28             3,210
Napoleon/Bloom Center, IN (d)........................     141,000         113,000               20                **
Nortonville/Effingham, KS............................      53,000          48,000               33             1,730
Rochester, MN........................................      57,000          51,000               23                **
San Antonio, TX......................................     550,000         440,000               33            10,950
Scottsbluff, NE......................................      25,000          22,000               20                **
Stockton/Modesto, CA.................................     350,000         300,000               33                **
Story City, IA (f)...................................      77,000          73,000               27             1,730
Sweet Springs, MO....................................      61,000          55,000               33             1,810
Wellsville, KS.......................................     229,000         206,000               33                **
                                                       -----------  --------------             ---            ------
  Total..............................................   7,660,000       6,335,000               --            60,160
                                                       -----------  --------------             ---            ------
                                                       -----------  --------------             ---            ------

------------------------

 * As of December 31, 1998.

 ** To be launched by CS or a prospective purchaser.

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

(b) The Number of Channels Available comprises 6 MHz of bandwidth and are commonly referred to as wireless cable channels. Wireless cable channels either are licensed to the Company or are leased to the Company by other license holders. There are no automatic rights to renew ITFS leases and certain MDS leases. The Number of Channels also includes certain channels that are subject to FCC approval of applications for new station authorizations, power increases, transmitter relocations, as well as third party interference agreements. The FCC's failure to grant one or more new station applications could decrease the number of channels. The FCC's failure to grant one or more power increase or transmitter relocation applications, or the failure to obtain certain third party interference agreements, could delay the initiation of service and/or reduce the coverage area of the affected system or systems. The Company has the exclusive right to apply for 13 channels in the Wellsville market, which channels are included in the above table.

(c) The Company currently holds licenses or leases for five wireless cable channels and also has the right to develop nine additional channels, depending on interference considerations, in the Charlotte market as a result of its ownership of the Charlotte BTA. SEE ITEM 13.--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--CHARLOTTE, NORTH CAROLINA BASIC TRADING AREA.

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

(e) The Kansas City, Missouri market was acquired by the Company from People's Choice TV Corp. ("PCTV") in connection with an exchange consummated during the third quarter of 1997. SEE ITEM 1.--GENERAL INFORMATION--SUBSEQUENT ACQUISITIONS. The number of wireless channels includes 4 leased channels for which a consent from the lessor to assign the lease from PCTV to the Company remains outstanding.

(f) The Company assumed operational control of the Story City, Iowa market effective December 30, 1997. The Company subsequently agreed to transfer the market to Heartland. SEE ITEM 13.--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--STORY CITY, IOWA OPERATING MARKET and HEARTLAND EXIT TRANSACTION.

    Additionally, the Company owns or leases spectrum rights in other markets for which it owns the applicable BTA granted by the FCC. Those markets are Little Rock, Arkansas; Louisville, Kentucky; Muskegon, Michigan; Portsmouth, New Hampshire; and Oklahoma City, Oklahoma.

    At December 31, 1998, the Company operated wireless cable systems in Bakersfield, California; Cleveland and Dayton, Ohio; Dallas, Fort Worth, and San Antonio, Texas; Grand Rapids, Michigan; Cameron/Maysville and Sweet Springs, Missouri; Nortonville/Effingham, Kansas; and Minneapolis, Minnesota and has acquired channel rights in other markets including Charlotte, North Carolina and Stockton/ Modesto, California. Effective December 30, 1997, the Company assumed operational control over the Story City, Iowa market; however, the Company has agreed to transfer the market to Heartland. SEE ITEM 13.--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--STORY CITY, IOWA OPERATING MARKET and HEARTLAND EXIT TRANSACTION. The Company has markets that do not fit with the Company's strategy of regional concentration, and therefore, the Company may sell or exchange such systems. The Company has had preliminary discussions with potential buyers but has not executed any definitive agreements with respect to the sale, trade, or other dispositions of such markets. The Company has engaged a broker to assist the Company with the solicitation of interest in the purchase of certain markets.

SERVICE OFFERINGS AND MARKETING

    VIDEO/ANALOG SERVICES. The Company provides analog wireless television services to the operational markets described at ITEM 1. BUSINESS--OPERATIONAL AND PLANNED MARKETS. Typically, the Company offers for subscription 28 to 33 channels with traditional off-air, cable and premium programming options. The services are generally offered through direct marketing to prospective subscribers. The Company began in 1997 to minimize marketing and capital expenditures associated with analog services and equipment in order to commit resources to digital technology. The Company provided analog video programming to approximately 58,720 and 67,125 subscribers as of December 31, 1998 and 1997, respectively.

    DIGITAL VIDEO SERVICES. The utilization of MMDS Spectrum for the delivery of analog television channels is limited by the capacity of the spectrum; a full 6 MHz of spectrum is required for each analog channel. The Company began in 1996 to develop an infrastructure for the purpose of delivering digital services. Compression technology allows 8-12 video signals per each 6 MHz. The Company intended to commence a full commercial launch of digital television services in its Dallas market in 1997. The Company provided digital video programming to approximately 1,440 subscribers as of December 31, 1998. Towards that goal, the Company signed an agreement in 1997 with General Instrument Corporation ("General Instrument") for the purchase of equipment necessary to deliver digital signals to subscribers; the timely delivery of commercially viable equipment was an integral component of the Company's plans to offer digital video service. General Instrument experienced certain system integration and other problems with respect to the digital Headend equipment and converter boxes. Due to the delay in delivery of the products required by the Company for a commercial launch of digital services, the Company and General Instrument agreed in February 1998 to amend certain contractual obligations relating to delivery dates, performance requirements, penalties and responsibilities in consideration for certain pricing concessions. In connection with the amendment, the Company released General Instrument from any claims it may have had with respect to the failure of General Instrument to perform certain obligations prior to the deadlines prescribed in the original agreement. The Company had anticipated that General Instrument would commence shipment of equipment required for the launch of digital services in Dallas during the second quarter of 1998, provided General Instrument successfully resolved certain outstanding integration problems and the product deficiencies addressed in the contract amendments executed in February. General Instrument did not successfully resolve all problems and the intended full-scale commercial launch has been indefinitely delayed. The Company commenced a controlled roll-out of its digital video product to selected areas in its Dallas market subsequent to the end of the third quarter. The Company evaluated the results of the controlled rollout and determined that, absent the availability of commercially viable equipment from General Instrument, a full-scale commercial launch of digital video service is not presently feasible. In March 1999, the Company entered into an agreement with General Instrument providing for, among other things, the termination of the equipment purchase agreement executed in 1997, the return of certain inventory in satisfaction of an account receivable asserted by General Instrument, the continuing support by General Instrument of inventory and equipment retained by the Company and mutual releases of certain claims asserted by each of General Instrument and the Company.

    Additionally, in an effort to maximize the utilization of the MMDS Spectrum, the Company and CAI formed TelQuest Satellite Services LLC ("TelQuest") in August 1997. The Company and CAI intended that TelQuest develop and generate satellite systems providing digital services. The strategy envisioned that the utilization of a TelQuest solution would require only one digital compression center that would be constructed to service all of the respective markets of the Company and CAI. The utilization of the single compression center would result in significant cost savings by eliminating the need to construct compression centers in each market. Additionally, the TelQuest solution would provide a direct to home service to enable delivery of services to locations that did not fall within a LOS view and, ultimately, provide a means by which valuable MMDS Spectrum could be utilized for telephone and data delivery services. SEE ITEM 13.--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--TELQUEST SATELLITE SERVICES.

    The Company has converted its analog system in San Antonio, Texas to a hybrid digital format. However, the problems with the General Instrument equipment and the resulting impact on the intended commercial launch in the Company's Dallas market have caused management to delay completion of the conversion. Further, Pacific Monolithics, Inc. ("Pac Mono"), a supplier of wireless cable subscriber and transmission equipment, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. Pac Mono has advised the Company that it intends to phase out and discontinue certain product lines, including products utilized by the Company in its San Antonio market. The Company is currently exploring alternatives to Pac Mono equipment and services. Accordingly, additional expenditures may be required with respect to customer installation and/or conversion activities in San Antonio. The Company is evaluating its other markets to determine where and when to convert existing analog markets to digital or offer hybrid digital services in conjunction with existing or planned analog services. However, in the interim, the Company intends to minimize capital expenditures relative to the conversion of analog markets to digital.

    INTERNET ACCESS. The FCC has granted one way Internet access with respect to all channels in the MMDS Spectrum. The Company commenced a limited commercial offering of its Internet access services in the fall of 1997 for the purpose of evaluating several business strategies. At this time, the Company is exploring and evaluating the costs and benefits of (i) serving as an ISP to commercial and/or residential accounts, (ii) providing transport services to existing or future ISPs and (iii) acting in the capacity of a reseller of Internet access. The Company presently is capable of broadcasting Internet access services at speeds significantly faster than today's traditional 28.8 Kbps modems, and services approximately 200 subscribers in its Dallas and Ft. Worth markets as of December 31, 1998.

    TELEPHONE SERVICES. The Company has entered into interconnection agreements with Southwestern Bell Corp. and GTE for the purpose of offering consumer and/or multiple dwelling unit ("MDU") operators a bundled package of video, Internet access and telephony services. Additionally, the Company entered into an agreement with WorldCom for the purpose of reselling long distance services.

    MARKETING FOR MULTIPLE DWELLING UNITS. The Company entered into a contract in October 1997 with DIRECTV, Inc. for the purpose of offering enhanced programming choices to MDUs in certain of the Company's analog markets. The contract enables the Company to improve its product offering at a relatively lower capital cost in response to competitive pressures in certain selected markets. The Company has commercially tested certain of its digital video services in MDUs in Dallas, Texas and has entered into service contracts with the owner and/or manager of certain MDUs in the Dallas/Fort Worth metropolitan area.

REGULATION

    GENERAL. The wireless cable industry is subject to regulation by the FCC pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act empowers the FCC, among other things, to issue, revoke, modify and renew licenses within the spectrum available to wireless cable; to approve the assignment and/or transfer of control of such licenses; to approve the location of wireless cable system headends; to regulate the kind, configuration and operation of equipment used by wireless cable systems; and to impose certain equal employment opportunity and other obligations and reporting requirements on wireless cable channel license holders and operators.

    The FCC has determined that wireless cable systems are not "cable systems" for purposes of the Communications Act. Accordingly, a wireless cable system does not require a local franchise and is subject to fewer local regulations than a hard-wire cable system. Moreover, all transmission and reception equipment for a wireless cable system can be located on private property; hence, there is no need to make use of utility poles or dedicated easements or other public rights of way. Although wireless cable operators typically have to lease from third parties the right to use a certain portion of the channels utilized in any given system, unlike hard-wire cable operators they do not have to apply for and be awarded a local franchise or pay local franchise fees. In recent years, legislation has been introduced in some states, such as Illinois, Maryland, Pennsylvania and Virginia, to authorize state and local authorities to impose on all video program distributors (including wireless cable operators) a tax on the distributors' gross receipts comparable to the franchise fees cable operators pay. While the proposals vary among states, the bills all would require, if passed, as much as 5% of gross receipts to be paid by wireless distributors to local authorities. The industry opposed the state bills as they were introduced, and, in Pennsylvania, Virginia and Maryland, wireless cable systems were not subject to a new video gross receipts tax. However, Illinois adapted a 5% gross receipts tax applicable to wireless cable. It is not possible to predict whether new state laws will be proposed and enacted in other states which impose new taxes on wireless cable operators.

    The FCC licenses and regulates the use of channels by license holders and system operators. In the 50 largest markets, 33 6-MHz channels are available for wireless cable delivery services (in addition to any local broadcast television channels that can be offered to subscribers via an off-air antenna). In each geographic service area of all other markets, 32 6-MHz channels are available for wireless cable (in addition to any local broadcast television channels that can be offered to subscribers via an off-air antenna). Except in limited circumstances, 20 wireless cable channels in each of these geographic service areas are generally licensed only to qualified non-profit educational organizations (commonly referred to as ITFS channels). In general, each of these channels must be used a minimum of 20 hours per week per channel for instructional programming. The remaining "excess air time" on an ITFS channel may be leased to wireless cable operators for commercial use, without further restrictions (other than the right of the ITFS license holder, at its option, to recapture up to an additional 20 hours of air time per week for educational programming). Lessees of ITFS' "excess air time," including the Company, generally have the right to transmit to their customers the educational programming provided by the lessor at no incremental cost. The FCC's rules permit ITFS license holders to consolidate their educational programming on one or more ITFS channels, thereby providing wireless cable operators leasing such channels, including the Company, greater flexibility in their use of ITFS channels. The remaining 13 channels available in most of the operating and targeted markets of the Company are made available by the FCC for full-time usage without programming restrictions.

    LICENSING PROCEDURES. The actual number of wireless cable channels available for licensing in any market is determined by the FCC's interference protection and channel allocation rules. The FCC awards ITFS and MMDS licenses based upon applications demonstrating that the applicant is legally, financially and technically qualified to hold the license and that the operation of the proposed station will not cause harmful interference to other stations or proposed stations entitled to interference protection.

    During the year ended March 31, 1996, CAI participated in the FCC's BTA Auction for awarding available commercial wireless spectrum in 493 markets (the "Auction Markets") throughout the United States, identified as Basic Trading Areas in accordance with material copyrighted by Rand McNally & Company. The winner of an Auction Market has the right to apply for the available MMDS frequencies throughout the Auction Market, consistent with certain specified interference criteria that protect existing ITFS and MMDS channels. Existing ITFS and MMDS channel right holders also must protect the Auction Market winner's spectrum from power increases, tower relocations, or other changes to their stations. CAI was the successful bidder for 32 Auction Markets, costing CAI a total of $48.8 million. Pursuant to an agreement with CS, CAI has transferred five Auction Markets located in CS's operating regions and for which CAI was the successful bidder, costing an aggregate of $12.6 million, to CS at cost, and will transfer two additional Auction Markets located in CS's operating regions and for which CAI was the successful bidder upon the granting of such Auction Market awards by the FCC. For each of the Auction Markets in which CAI was the successful bidder, CAI was required to submit the requisite FCC applications and make a down-payment (20% of such successful bid offset by amounts previously paid) within five business days of the announcement by public notice of the successful bid. When the authorization for an Auction Market is ready to be issued by the FCC, the FCC will release a public notice to that effect. Within 5 business days of such public notice, the successful bidder is required to remit the balance of its bid to the FCC, whereupon the Auction Market authorization will be issued by the FCC. As of March 31, 1999, authorizations for all of the Auction Markets for which CAI was the successful bidder (excluding those markets that are required to be conveyed at cost to CS) have been issued by the FCC and paid for by CAI.

    In February 1995, the FCC amended its rules and established "windows" for the filing of new ITFS applications or major modifications to authorized ITFS facilities. The first filing "window" was October 16-20, 1995. (CAI supported a number of ITFS new station and major modification applications.) Where two or more ITFS applicants file applications for the same channels and the proposed facilities could not be operated without impermissible interference, the FCC employs a set of comparative criteria to select from among the competing applicants. More recently, the FCC commenced a rulemaking proceeding that contemplates conducting auctions where two or more ITFS applicants file competing applications. That rulemaking proceeding remains pending, and it is uncertain whether the FCC will conduct auctions or maintain the existing comparative selection process. Construction of ITFS stations generally must be completed within 18 months of the date of grant of the authorization. If construction of MMDS or ITFS stations is not completed within the authorized construction period, the licensee must file an application with the FCC seeking additional time to construct the station and demonstrate therein compliance with certain FCC standards. If the extension application is not filed or is not granted, the license will be deemed forfeited. ITFS and MMDS licenses generally have terms of 10 years. Licenses must be renewed thereafter, and may be revoked for cause in a manner similar to other FCC licenses. FCC rules prohibit the sale for profit of a conditional MMDS license or a controlling interest in the conditional licensee prior to construction of the station or, in certain circumstances, prior to the completion of one year of operation. However, the FCC does permit the leasing of 100% of an MMDS licensee's spectrum to a wireless cable operator and the granting of options to purchase a controlling interest in a license even before such holding period has lapsed.

    Wireless cable transmissions are subject to FCC regulations governing interference and reception quality. These regulations specify important signal characteristics such as modulation (i.e., AM/FM) or encoding formats (analog or digital). Until recently, FCC regulations required wireless cable systems to transmit only analog signals and those regulations needed to be modified, either by rulemaking or by individual application, to permit the use of digital transmissions. CAI was a party to a petition for declaratory ruling filed in July 1995 seeking adoption of interim regulations authorizing digital transmission. This petition was granted on July 9, 1996, and allows wireless license holders to operate digitally under current FCC interference rules. The license holder is, however, required to file for digital authorization.

    In September 1998, the FCC issued new rules that permit and regulate the deployment of MMDS spectrum for two-way services. The new rules facilitate the use of ITFS and MMDS channels for the distribution of voice and data services, in addition to video services, from multiple cell sites by implementing an expedited licensing scheme. The new licensing scheme contemplates the issuance of authorizations to operators and licensees to install, receive, and transmit antennas at subscriber locations within broad geographic areas around cell sites; the creation of contiguous spectrum for upstream and downstream transmissions by swapping and shifting channels; the creation of subchannels (less than 6 MHz) and superchannels (greater than 6 MHz); and the use of new modulations schemes (e.g., CDMA, TDMA, QPSK). Furthermore, the FCC changed certain ITFS leasing rules, including extending the maximum length of lease terms from ten to fifteen years, broadening the definition of educational usage to include data and voice distribution, and reducing the minimum amount of channel capacity an ITFS licensee must reserve for its own educational purposes to five percent of the total capacity. Several issues have been appealed and further rule changes are anticipated.

    The FCC also regulates transmitter locations and signal strength. The operation of a wireless cable television system requires the co-location of a commercially viable number of MMDS channels and operations with similar transmission characteristics (such as power and polarity). In order to commence the operations of certain of markets of the Plan Proponents, applications have been or will be filed with the FCC to relocate and modify existing transmission facilities. Under current FCC regulations, a wireless cable operator generally may serve subscribers anywhere within the line of sight of its transmission facility, provided that the signal complies with FCC interference standards. Under rules adopted by the FCC on

June 15, 1995 and effective as of September 15, 1995, an MMDS channel license holder generally has a protected service area of 35 miles around its transmitter site. In launching or upgrading a system, a wireless cable company may wish to relocate its transmission facility or increase its height or power. If such changes cause the signal to violate interference standards with respect to the protected service area of other wireless license holders, the company desiring to relocate would be required to obtain the consent of such other license holders; however, there can be no assurance that such consents would be received.

    CHANGE IN CONTROL ISSUES. Under federal law, the FCC must grant prior approval to any assignment or transfer of control involving an entity that holds a FCC license. The governing statute and the FCC's rules distinguish between minor and major changes of control, and the FCC thus has two different processes tailored to fit the extent to which the licensed entity undergoes changes:(a) a "short form" or pro forma change of control process that takes approximately two weeks from filing to grant, for use when, among other things, a licensed entity files a petition for relief under Chapter 11 of the United States Bankruptcy Code and (b) a "long form" change of control process that generally takes a minimum of two to three months, for use when, among other things, a licensed entity proposes to undergo a permanent change in the ownership of fifty percent (50%) or more of its voting securities.

    There are relatively few bases upon which an interested party can successfully challenge an application of this nature. Generally, other than determining that the prospective owners of the licensed entity are citizens of the United States and do not hold significant interests in hard-wire cable companies whose franchises overlap with the licensed entity's areas of operation, the FCC will not perform an extensive analysis of the identity and characteristics of the proposed assignees or transferees of the entity's voting securities. Thus, absent a challenge, a long form application generally will be granted within approximately two to three months. A challenge would extend the grant period by another two to three months, although predictions as to when the FCC will dispose of a challenge are inherently unpredictable.

    INTERFERENCE ISSUES. Interference from other wireless cable systems can limit the ability of a wireless cable system to serve any particular site. In licensing ITFS and MMDS systems, a primary concern of the FCC is avoiding situations where proposed stations are predicted to cause interference with the reception of previously authorized or proposed stations. Pursuant to FCC rules, a wireless cable system is generally protected from interference within a radius of 35 miles of the transmission site. In addition, modification and new station applications submitted after the BTA Auction will be required to protect BTA Auction winners from interference. The FCC's interference protection standards may make one or more of these proposed modifications or new grants unavailable. In such event, it may be necessary to negotiate interference agreements with the licensees of the systems which would otherwise block such modifications or grants. There can be no assurance that the Company will be able to negotiate necessary interference agreements on acceptable terms. In the event the Company cannot obtain interference agreements required to implement acceptable plans for a market, it may have to curtail or modify operations in that market, utilize a less optimal tower location, or reduce the height or power of the transmission facility, any of which could have a material adverse effect on anticipated growth in that market. In addition, while leases with ITFS and MMDS licensees require their cooperation, it is possible that one or more channel lessors may hinder or delay the efforts of the Company to use the channels in accordance with its plans for the particular market.

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

    The 1992 Cable Act and the FCC's implementing regulations established cable rate regulations and imposed limits on exclusive programming contracts and prohibited programmers in which a cable operator has an attributable interest from discriminating against cable competitors with respect to the price, terms and conditions of programming. Under the Telecommunications Act of 1996 (the "1996 Act"), Congress has directed the FCC to eliminate cable rate regulations for "small systems," as defined in the 1996 Act, and for large systems under certain prescribed circumstances, and for all cable systems effective March 31, 1999.

    While current FCC regulations are intended to promote the development of a competitive subscription television industry, the rules and regulations affecting the wireless cable industry may change, and any future changes in FCC rules, regulations, policies and procedures could have a material adverse effect on the Company. The extent to which wireless cable operators may continue to maintain a price advantage over traditional hard-wire cable operators could be diminished if statutory or regulatory provisions are adopted that strengthen or reimpose cable rate regulations. Strict rate regulation of cable rates would also tend to impede the ability of hard-wire cable operators to upgrade their cable plant and gain a competitive advantage over wireless cable.

    THE TELECOMMUNICATIONS ACT OF 1996. The Telecommunications Act of 1996 (the "1996 Act"), enacted in February 1996, could have a material impact on the MMDS industry and the competitive environment in which the Company operates. The 1996 Act has and will continue to result in comprehensive changes to the regulatory environment for the telecommunications industry as a whole. The legislation, among other things, substantially reduced regulatory authority over cable rates. Another provision of the 1996 Act afforded hard-wire cable operators greater flexibility to offer lower rates to certain of its subscribers, and would permit cable operators to offer discounts on hard-wire cable service to the subscribers or prospective subscribers of the Company. The legislation also permits telephone companies to enter the video distribution business, subject to certain conditions. The entry of telephone companies into the video distribution business, with greater access to capital and other resources, could provide significant competition to the companies in the MMDS industry. In addition, the legislation afforded relief to direct broadcast satellite ("DBS") providers by exempting such providers from local restrictions on reception antennas and preempting the authority of local governments to impose certain taxes. The Company cannot predict the substance of future rules and policies to be adopted by the FCC in implementing the provisions of the legislation.

    COPYRIGHT. Under the federal copyright laws, permission from the copyright holder generally must be secured before a video program may be retransmitted. Under Section 111 of the Copyright Act, certain "cable systems" are entitled to engage in the secondary transmission of programming without the prior permission of the holders of copyrights in the programming. In order to do so, a cable system must secure a compulsory copyright license. Such a license may be obtained upon the filing of certain reports with and the payment of certain fees to the U.S. Copyright Office. In 1994, Congress enacted the Satellite Home Viewers Act of 1994 that enables operators of wireless cable television systems to rely on the cable compulsory license under Section 111 of the Copyright Act. For the year ended December 31, 1998, CS paid approximately $148,000 in fees. Direct-to-Home satellite distributors rely on a compulsory license under a different provision,
Section 119 of the Copyright Act, to retransmit distant broadcast signals to subscribers' homes in areas where local broadcast signals are difficult to receive. The satellite compulsory license expires in 1999 unless reauthorized by Congress. Legislation has been introduced which would renew the satellite compulsory license and increase the ability of Direct-to-Home services to transmitter broadcast signals into local loop areas. Renewal of the satellite compulsory license and enactment of provisions to retransmit local signals into local areas will enhance the ability of Direct-to-Home satellite services to compete with wireless cable systems.

    RETRANSMISSION CONSENT. Under the retransmission consent provisions of the 1992 Cable Act, wireless and hard-wire cable operators seeking to retransmit certain commercial television broadcast signals must first obtain the permission of the broadcast station in order to retransmit their signal. However, wireless cable systems, unlike hard-wire cable systems, are not required under the FCC's "must carry" rules to retransmit a specified number of local commercial television or qualified low power television signals. Although there can be no assurances that the Company will be able to obtain requisite broadcaster consents, management believes in most cases that the Company will be able to do so for little or no additional cost.

    REGULATION BY THE FAA. In addition to regulation by the FCC, MMDS operators are subject to regulations by the Federal Aviation Administration ("FAA") with respect to construction of transmission towers and to certain local zoning regulations affecting construction of towers and other facilities. There also may be restrictions imposed by local authorities, neighborhood associations and other similar organizations limiting the use of certain types of reception equipment used by companies in the wireless cable industry. Future changes in the foregoing regulations or any other regulations applicable to the Company could have a material adverse effect on its results of operations and financial condition.

    STATE MANDATORY ACCESS LAWS. Certain states have legislated that each resident of a multiple dwelling unit ("MDU") should not be denied access to programming provided by franchised cable systems, notwithstanding the fact that the MDU entered into an exclusive agreement with a non-franchised video program distributor. States with such "mandatory access" laws include Connecticut, Delaware, the District of Columbia, New Jersey, New York, Pennsylvania and Rhode Island. In several district courts, mandatory access laws have been held unconstitutional. Such laws could increase the competition for subscribers in MDUs. There may also be restrictions imposed by local authorities. There can be no assurance that the Company will not be required to incur additional costs in complying with such regulations or restrictions.

COMPETITION

    The subscription television industry is highly competitive. The principal subscription television competitors of the Company in each market are traditional hard-wire cable, DBS and private cable operators. Premium movie services offered by the cable television systems have encountered significant competition from the home video cassette recorder industry. In areas where several local off-air VHF/UHF broadcast channels can be received without the benefit of subscription television, cable television systems also have faced competition from the availability of broadcast signals generally and have found market penetration to be more difficult. Legislative, regulatory and technological developments may result in additional and significant competition, including competition from local telephone companies.

    HARD-WIRE CABLE. The principal subscription television competitors of the Company in each market are traditional hard-wire cable operators. Hard-wire cable companies are generally well established and known to potential customers and have significantly greater financial and other resources than the Company. The competing hard-wire cable companies generally offer significantly increased channel line-ups, compared to between 22 to 42 channels (consisting of between 17 and 33 wireless cable channels and between 5 and 10 local off-air VHF/UHF broadcast channels) generally offered presently by the Company in its markets. According to a report issued by the FCC in December 1998, of the approximately 98 million total households nationwide with at least one television, approximately 95.1 million are passed by hard-wire cable systems, and of those homes that are passed by cable, approximately 65.4 million are hard-wire cable subscribers.

    DIRECT-TO-HOME (DTH). DTH satellite television services originally were available via satellite receivers which generally were 7-to-12 foot dishes mounted in the yards of homes to receive television signals from orbiting satellites. Until the implementation of encryption, these dishes enabled reception of any and all signals without payment of fees. Having to purchase decoders and pay for programming has reduced their popularity, although the Company will to some degree compete with these systems in marketing its services. Another form of DTH service is DBS, which involves the transmission of an encoded signal direct from a satellite to the customer's home. Because the signal is at a higher power level and frequency than most satellite-transmitted signals, its reception can be accomplished with a relatively small (18-inch) dish mounted on a rooftop or in the yard. DBS cannot, for technical and legal reasons, provide local VHF/UHF broadcast channels as part of its service, although many DBS subscribers receive such channels via standard over-the air receive antennas. Moreover, DBS may provide subscribers with access to broadcast network distant signals only when such subscribers reside in areas unserved by any broadcast station. The cost to a DBS subscriber for equipment and service is generally substantially higher than the cost to wireless cable subscribers. According to a report issued by the FCC in December 1998, there are approximately 7.2 million subscribers using DBS services.

    PRIVATE CABLE. Private cable, also known as satellite master antenna television, is a multi-channel subscription television service where the programming is received by satellite receiver and then transmitted via coaxial cable throughout private property, often MDUs, without crossing public rights of way. Private cable operates under an agreement with a private landowner to service a specific MDU, commercial establishment or hotel. The FCC amended its rules to provide point-to-point delivery of video programming by private cable operators and other video delivery systems in the 18 GHz band. Private cable operators compete with the Company for exclusive rights of entry into larger MDUs.

    TELEPHONE COMPANIES. The 1996 Act removed many of the restrictions on the ability of local exchange carriers ("LECs"), including RBOCs, to provide video programming directly to subscribers in their respective telephone service areas. Thus, while there remains a prohibition against an LEC acquiring a hard-wire cable operator within its telephone service area, LECs can build their own hard-wire cable systems. In addition to having the opportunity to install traditional hard-wire cable, LECs also have the option of installing high capacity fiber optic facilities. The Company believes that they will continue to maintain a cost advantage over installing hard-wire, fiber optic or open video distribution platforms due to the high capital expenditures associated with such technologies. Bell South Corporation has acquired wireless cable channel rights in Atlanta, GA, New Orleans, LA, and Miami, FL and begun to offer services in New Orleans. Pacific Telesis Group recently launched a 150 channel digital video system in Los Angeles, CA. The competitive effect of the entry of telephone companies into the subscription television business, including wireless cable, is still uncertain.

    LOCAL OFF-AIR VHF/UHF BROADCASTS. Local off-air VHF/UHF broadcast television stations (such as ABC, NBC, CBS and Fox) provide free programming to the public. Previously, subscription television operators could retransmit these broadcast signals without permission. However, effective October 6, 1993, pursuant to the 1992 Cable Act, local broadcasters may require that subscription television operators obtain their consent before retransmitting local television broadcasts. The Company has obtained such consents for its operating systems. The Company will be required to obtain such consents in certain of its markets to re-broadcast any such channels. Management believes that it will be able to obtain such consents, but no assurance can be given that the Company will be able to obtain all such consents. The FCC also has recently permitted broadcast networks to acquire, subject to certain restriction, ownership interests in hard-wire cable systems. In some areas, several low power television ("LPTV") stations authorized by the FCC are used to provide multi-channel subscription television service to the public. LPTV transmits on conventional VHF/UHF broadcast channels, but is restricted to very low power levels, which limits the area where a high-quality signal can be received.

    LOCAL MULTI-POINT DISTRIBUTION SERVICE (LMDS). In 1993, the FCC initially proposed to redesignate the 28 GHz band to create a new video programming delivery service referred to as LMDS. In July 1995, the FCC proposed to award licenses in each of 493 BTAs pursuant to auctions. Final rules were issued by the FCC, and the auction for LMDS spectrum was conducted, in February 1998. Bidders bid on an A-block license, consisting of 1,150 MHz of spectrum, and a B-block license, consisting of 150 MHz of spectrum, in each BTA. A total of 864 licenses were sold to 104 bidders for bids totaling $578.6 million. 122 licenses were not sold, including 109 A-block licenses. The FCC intends to re-auction the unsold licenses at an undetermined date in the future.

    The LMDS licensees share the 28 GHz frequency band with the Mobile Satellite Service and the 31 GHz band with state and local governments. The FCC allows the LMDS licensees to use the spectrum for a variety of services, including telephony, interactive video, video distribution, data transmission, teleconferencing, and other applications. Depending on the type and number of services offered, the cost of the customer-premises equipment could range from $300 (for a video receive antenna) to $1,000 (for telephony, video, and data capabilities).

    In addition, within each market, the Company initially must compete with others to acquire, from the limited number of MMDS channels issued or issuable, rights to a minimum number of MMDS channels needed to establish a commercially viable system. Digital capability is essential for MMDS to compete with hard-wire cable, which in its current analog state offers between 36 to 90 channel offerings depending on a given market. With the deployment of digital, hard-wire cable is expected to offer over 150 channels. The Company has lost television subscribers to hard-wire cable competitors in certain of its markets due to the channel capacity limitations inherent in an analog-based MMDS operation. In addition, within each market, the Company initially must compete with others to acquire, from the limited number of MMDS channels issued or issuable, rights to a minimum number of MMDS channels needed to establish a commercially viable system. Aggressive price competition or the passing of a substantial number of presently unpassed households by any existing or new subscription television service could have a material adverse effect on the results of operations and financial condition of the Company.

    New and advanced technologies for the subscription television industry, such as digital compression, fiber optic networks, DBS transmission, video dialtone, and LMDS are in various stages of development of commercial deployment. These technologies are being developed and supported by entities, such as hard-wire cable companies and RBOCs, that have significantly greater financial and other resources than the Company. These new technologies could have a material adverse effect on the demand for MMDS subscription television services. There can be no assurance that the Company will be able to compete successfully with existing competitors or new entrants in the market for subscription television services.

    The Company also will face intense competition from other providers of data and telephony transmission services if such services are implemented on a commercial basis. Such competition is increased due to the fact that MMDS spectrum has not traditionally been utilized to deliver such alternative services, and consumer acceptance of such services delivered via MMDS technology is unknown at this time. Many of the existing providers of data transmission and telephony services, such as long distance and regional telephone companies, have significantly greater financial and other resources than the Company. In addition, there can be no assurance that there will be consumer demand for alternative uses of the MMDS spectrum such as data transmission, including Internet access services, and telephony delivery services, that the Company will be able to compete successfully against other providers of such services, or that the Company will be able to achieve profitability from such services in future years.

EMPLOYEES

    As of December 31, 1998, the Company has approximately 230 employees. The Company has experienced no work stoppages and believes that it has good relations with its employees.

BUSINESS STRATEGY

    OVERVIEW. The Company intends to expand the use of MMDS Spectrum beyond analog video services to a full complement of telecommunications services including two-way data transmission and telephony services. The Company believes that MMDS Spectrum, in general, can be utilized in a two-way environment to provide data, telephony and video transmission services. The Company believes that the combination of digital compression, fiber loop and cellular technologies can be integrated into the MMDS network architecture, resulting in a single wireless platform capable of delivering a wide range of services, including telephony delivery services.

    The Two Way Order is consistent with the Company' business strategy. The Company believes that the rules will streamline the process by which an MMDS operator could apply for two-way authority for its MMDS Spectrum and increase its opportunities to implement this strategy, and in turn help it to meet the current and perceived future competition. In accordance with certain authorizations granted specifically by the FCC prior to the release of the Two-Way Order, the Company's largest stockholder, CAI, has performed certain demonstrations and conducted limited testing of fixed, two-way data and telephony transmissions as well as digital video transmission using its MMDS Spectrum. The use of MMDS Spectrum in a two-way environment on a widespread basis, however, involves the deployment of new technology and engineering, most of which will be developed for the first time in response to the expanded authority recently granted by the FCC, and the coordinated efforts of MMDS operators in contiguous and adjacent markets. There can be no assurance that new technology and such engineering will be developed by the Company, or that it will be able to utilize MMDS Spectrum in a two-way environment in any of its markets on a competitive, cost-effective basis.

    The deployment of MMDS Spectrum in a digital two-way environment requires significant capital expenditures. Implementation of two-way operations requires an MMDS operator to build an infrastructure that is significantly more complex than the infrastructure necessary to operate a one-way analog or digital video system using MMDS Spectrum. The Company anticipates that it will become a wholesale provider of fixed, two-way transmission services; this would entail a reduced focus on potential retail distribution of wireless services. The Company anticipates the presence of one or more strategic partners purchasing or otherwise utilizing CS' two-way capacity for consideration, and that it will be able to share certain capital expenditures necessary for the build-out of digital two-way MMDS systems with such strategic partners. There can be no assurance that CS will be able to identify one or more strategic partners, or that any strategic partners so identified will be willing to enter into a business relationship with CS on terms and conditions, including terms and conditions relating to capital expenditures, that are satisfactory to the Company.

    The Two-Way Order outlines rules for the use of MMDS Spectrum for two-way transmissions of data, telephony and video, and requires the filing of a frequency plan and related application with the FCC in order to receive authorization for two-way utilization of MMDS Spectrum on a market-by-market basis. The Company has commenced, jointly with CAI, the process of formulating frequency plans in each of their respective markets. There can be no assurance that the Company will be able to achieve coordination of its frequency plans with all licenseholders in all of its markets, that all or any of its applications will be granted or that the FCC will grant to the authorization to utilize the MMDS Spectrum in the manner requested in the applications. However, the Company is devoting, and intends to continue to devote, substantial resources to the preparation and filing of all potentially applicable two-way applications.

    In addition to the completion of the two-way applications, CS has begun the process of negotiating spectrum leases with its spectrum lessors that contemplate two-way use of the spectrum. The Company owns approximately 7 of the available commercial channels in each of its markets. The balance of the commercial channels, as well as the ITFS channels owned by educational institutions, available to the Company in its various markets are provided through long-term leases. The majority of the spectrum leases to which the Company is a party do not contemplate two-way usage. CS is in the process of negotiating these MMDS Spectrum leases to obtain the right to use the leased spectrum by the respective spectrum lessee for two-way services. The Company believes that it will be able to negotiate revised leases with spectrum lessors on terms and conditions that are fair and reasonable to the Company.

    Although the Company believes that it will be able to successfully (i) negotiate a sufficient number of spectrum leases to incorporate various two-way provisions, or (ii) engineer certain system modifications in markets where it may not be able to reach agreement regarding two-way usage with license holders, there can be no assurance that the Company will be able to reach agreement with each license holder in each market with respect to use of leased spectrum in a two-way manner, or that either will be able to engineer such modifications. Furthermore, there can be no assurance that, if an agreement is reached with a particular license holder regarding two-way usage of the spectrum, such agreement will be on terms and conditions satisfactory to the Company.

    BUSINESS PLAN. The Company has developed a business plan that contemplates the development and construction of a wireless broadband network ("WBN") capable of providing various combinations of video, voice and data transmission services. The development and construction of the WBN in the Company's markets would be subject to receipt of regulatory approval for fixed, flexible use of its MMDS Spectrum and successful testing, the successful deployment of digital video, one- and two-way data transmission and telephony delivery services utilizing the MMDS platform and sufficient capital resources. The Company believes that this network would be able to provide quick and relatively inexpensive household coverage on a broad scale. The concept of a WBN will enhance the ability to attract one or more strategic partners by giving such partners the ability to provide competitive access products over MMDS Spectrum. The Company also believes that the network design will be capable of providing a combination of analog and/or digital video services for residential, as well as for corporate and institutional/instructional subscribers, bundled with high speed Internet and intranet access services, and telephony delivery services.

    The Company has not implemented a WBN system in any of its markets. The Company believe that the various regulatory approvals CAI has received and the joint development projects with which the Company and CAI are involved will enable the assessment of the viability of broadband, large-scale systems in any of its markets. Neither CS nor CAI has, however, tested a broadband system in any of its markets. There are a number of risk factors, including, without limitation, receipt of all requisite regulatory approvals, successful negotiation of leases and interference agreements with spectrum holders and adjacent market operations, technology development and the availability of additional financing, that will affect the implementation of a broadband system in any market, some of which will be outside the control of the Company. There can be no assurance that the Company will be able to develop a broadband system in any of its markets, or that if a WBN system is developed, that a variety of services may be deployed in a commercially reasonable manner, if at all.

    The Company believes it is positioned to execute a strategic transaction with one or more large telecommunication companies and execute a business plan utilizing the WBN. The business plan going forward assumes an investment and a contract for significant usage of the WBN in all of its markets by a strategic partner. The role of CS in the business case is to provide the transmission infrastructure and bandwidth enabling a high-quality commercial launch of simultaneous video, voice and data services.

RECENT DEVELOPMENTS

    RECENT CHANGES IN MANAGEMENT STRUCTURE. The Company announced on February 19, 1999, that Mr. Webb, the Company's Chief Executive Officer, resigned from the Company to join a privately held company engaged in the acquisition and development of wireless and hardwire cable properties in various regions in the United States and Latin America. The Company also announced the resignation of Thomas Dixon from his position of Executive Vice President in order to pursue cable opportunities. The CS Board of Directors appointed Jared Abbruzzese, Chairman and Chief Executive Officer of CAI, to serve as Acting Chief Executive Officer and Derwood Edge, Senior Vice President and Chief Systems Officer to serve as Acting Chief Operating Officer in order to streamline the management structures of CS and CAI. The Company also executed a comprehensive management, engineering and spectrum services agreement with CAI. SEE ITEM. 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--ENGINEERING AND SPECTRUM MANAGEMENT SERVICES AGREEMENT. The Company believes the streamlined management structure will facilitate the efforts of CS relative to the preparation and filing of two-way applications. Messrs. Webb and Dixon have agreed to provide consulting services for 14 months and 12 months, respectively, to assist the Company with, among other things, the preparation and filing of applications pursuant to the Two-Way Order. Mr. Webb will receive $20,000 per month (plus $1,000 for office expenses) and Mr. Dixon will receive $13,000 per month (plus $750 for office expenses) for consulting services rendered. Additionally, the Company has agreed to pay to each of Messrs. Webb and Dixon success fees in connection with the filing by the Company of applications for the two-way use of MMDS Spectrum in certain specified markets and execution of the various agreements required with respect to such filings. Messrs. Webb and Dixon are entitled to receive up to $140,000 and $85,000, respectively, conditioned upon the completion of the filings and associated agreements in certain specific markets. Finally, the Company has agreed to pay Mr. Webb commissions of five percent (5%) of the aggregate consideration received by the Company in connection with the disposition of certain assets.

    ENGINEERING AND SPECTRUM MANAGEMENT SERVICES. In conjunction with the management changes, the Company entered into an agreement with CAI for the purpose of coordinating the efforts of both companies with respect to two-way applications and the various agreements required in order to submit such filings with the FCC. CS has agreed to retain the engineering staff of CAI and has conferred upon CAI, subject certain Board approvals, the authority necessary for CAI to analyze, design and implement all aspects of the frequency coordination necessary for the two-way applications. The agreement calls for CS to pay to CAI the costs of the personnel provided, including benefits, and the facility and equipment utilized by the CAI personnel in delivering the services. SEE ITEM 13.--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--ENGINEERING AND SPECTRUM MANAGEMENT SERVICES.

    CIBC. The Company previously announced that it had retained the investment banking firm of CIBC Oppenheimer Corp. ("CIBC") to serve as its financial advisor. CS and CIBC have begun to evaluate available options with respect to the capitalization of the Company, including financial restructuring alternatives, and the processes necessary to implement such options, including court supervised proceedings. CIBC has assisted the Company with respect to discussions and negotiations with certain holders of the CS Notes concerning the appropriate capitalization of the Company. To date, CS has not executed any definitive agreements relative to any restructuring of the capitalization of the Company. CS intends to continue to evaluate all available options.

ITEM 2. PROPERTIES.

    The Company leases office sites in Plano, Texas, including office space subleased from Heartland. SEE ITEM 13.--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--HEARTLAND LEASE. The Company also leases or owns office space, transmitting facilities, including tower space, tower sites and Headend facilities, in all of its markets. The Company believes adequate leasehold space is available in all locations in which the Company currently leases office or transmission sites.

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

    The Company did not pay dividends on its Common Stock during the year ended December 31, 1998.

ITEM 6. SELECTED FINANCIAL DATA.

    The following table sets forth selected historical financial data for the Company and the Company's Cleveland, Ohio market (the "Predecessor") as of February 28, 1994, and December 31, 1994, 1995, 1996, 1997 and 1998 and for the
year ended February 28, 1994, the period from March 1, 1994 to March 8, 1994, the period from March 9, 1994 to December 31, 1994, the period from January 1, 1995 to September 29, 1995, the period from September 30, 1995 to December 31, 1995, and each of the three years ended December 31, 1998 which have been derived from the financial statements of Metropolitan Cablevision, Inc. ("Cablevision"), MetroCable, Inc. ("MetroCable"), Metropolitan Satellite Corp. ("Metro Satellite"), ACS Ohio, Inc. and Subsidiaries ("ACS Ohio"), CS Wireless Systems, Inc. and Subsidiaries (formerly ACS Ohio, Inc.) and certain assets of Atlantic Microsystems, Inc. and the Company, which have been audited. Period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance due to the acquisition of the Predecessor on March 9, 1994 by ACS Enterprises, Inc. ("ACS Enterprises"), the subsequent acquisition of the Predecessor on September 29, 1995 by CAI and the contribution of certain wireless cable television assets comprising various domestic markets by CAI and Heartland at the Contribution Closing. Additionally, on October 11, 1996 the Company acquired certain assets in certain Midwest markets in connection with the USA Wireless Acquisition. As a result of the acquisitions, financial information for periods through March 8, 1994, periods from March 9, 1994 through September 29, 1995 and periods subsequent to September 29, 1995 is presented on different cost bases and, therefore, such information is not comparable.

    The information contained herein should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the Financial Statement and Notes thereto of the Company as included on the pages immediately following the index to Consolidated Financial Statements appearing on page F-1.

                                                                PREDECESSOR
                                          -------------------------------------------------------
                                                         MARCH 1,      MARCH 9,      JANUARY 1,
                                           YEAR ENDED     1994 TO      1994 TO         1995 TO
                                          FEBRUARY 28,   MARCH 8,    DECEMBER 31,   SEPTEMBER 29,
                                            1994(1)       1994(1)      1994(2)         1995(2)
                                          ------------   ---------   ------------   -------------
                                                              (IN THOUSANDS)
Statement of operations data:
Revenues................................    $  5,267       $ 16        $ 4,332         $ 6,170
Costs and expenses, excluding
  depreciation and amortization.........       4,256         76          3,454           5,441
Depreciation and amortization...........         836         10          1,571           3,020
Operating income (loss)(4)..............         175         30           (693)         (2,291)
Interest expense........................       2,846         39             62             233
Net loss(4).............................      (2,162)        (9)          (576)         (1,875)

Balance Sheet data (at period end):
Total assets............................       3,797         --         19,741              --
Total debt (excluding accrued
  interest).............................      10,117         --          2,471              --
Total equity (deficit)..................     (10,846)        --         15,375              --

Other data:
EBITDA(5)...............................       1,011         40            878             729

                                                                   COMPANY
                                          ----------------------------------------------------------
                                          SEPTEMBER 30,       YEAR           YEAR           YEAR
                                             1995 TO         ENDED          ENDED          ENDED
                                          DECEMBER 31,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                             1995(3)        1996(3)        1997(3)        1998(3)
                                          -------------   ------------   ------------   ------------
                                                                (IN THOUSANDS)
Statement of operations data:
Revenues................................     $ 2,301        $ 22,738       $ 26,920      $  26,259
Costs and expenses, excluding
  depreciation and amortization.........       2,103          27,192         30,825         35,393
Depreciation and amortization...........       1,796          20,345         26,858         29,222
Operating income (loss)(4)..............      (1,598)        (24,799)       (30,763)      (102,263)
Interest expense........................           2          24,959         31,995         34,679
Net loss(4).............................      (1,207)        (28,527)       (52,565)      (139,384)
Balance Sheet data (at period end):
Total assets............................      75,688         414,237        370,703        258,817
Total debt (excluding accrued
  interest).............................         112         276,276        288,299        320,778
Total equity (deficit)..................      60,316         124,834         72,229        (68,688)
Other data:
EBITDA(5)...............................         198          (4,454)        (3,905)        (9,134)

------------------------------

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

(4) Operating loss and net loss for the year ended December 31, 1998 includes the write-off of certain long-lived assets totaling $63.9 million.

(5) EBITDA means earnings before interest expense, income taxes, depreciation, amortization and other non-cash charges. EBITDA is a financial measure commonly used in the Company's industry and it is a widely accepted financial indicator of a company's ability to service and/or incur debt. However, EBITDA should not be considered as an alternative to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as an indicator of operating performance or as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The statements contained in this Annual Report on Form 10-K, including the exhibits hereto, relating to the Company's future operations may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results of the Company may differ materially from those in the forward-looking statements and may be affected by a number of factors including the Company's ability to attract one or more new strategic partners, their willingness to enter into arrangements with the Company on a timely basis and the terms of such arrangements, the receipt of regulatory approvals for alternative uses of its MMDS Spectrum contemplated by the Company's business plan, the success of the Company's trials in various of its markets, the commercial viability of any alternative use of MMDS Spectrum, consumer acceptance of any new products offered or to be offered by CS, subscriber equipment availability, practical success of CS engineered technology, tower space availability, absence of interference and the ability of the Company to redeploy or sell excess equipment, the assumptions, risks and uncertainties set forth below in this MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and elsewhere herein, as well as other factors contained herein and in the Company's other securities filings.

RECENT DEVELOPMENTS: ANTICIPATED RESTRUCTURING

    The Company projects that operating and capital expenditure cash requirements will be approximately $17.2 million for the year ended December 31, 1999. The Company has adequate cash to fund its operations at least through 1999. However, CS has substantial indebtedness which, beginning in September 2001, will include significant debt service requirements. As of December 31, 1998 CS had outstanding consolidated debt of approximately $320.8 million, and trade payables and accrued liabilities of approximately $5.5 million. The high level of indebtedness and the additional resources required to execute the Company's long term business plan has resulted in the retention of the investment banking firm of CIBC to serve as its financial advisor. SEE ITEM 1.--BUSINESS--RECENT DEVELOPMENTS.

LIQUIDITY AND CAPITAL RESOURCES

    The wireless cable television business is a capital-intensive business. Funds are required for the lease or acquisition of channel rights, the acquisition of wireless cable systems, the construction of system headend and transmission equipment, the conversion of analog systems to digital technology, and start-up costs related to the commencement of operations and subscriber installation costs. To date, the primary source of capital of the Company has been from the net proceeds from the sale of the CS Notes. The Company has approximately $41.8 million in cash and cash equivalents at December 31, 1998. The Company has used the proceeds from the CS Notes received in February 1996 primarily to fund (i) continued operating losses, (ii) capital expenditures to launch digital video and high speed Internet access services in the Dallas, Texas market, hybrid digital service in the San Antonio, Texas market and limited build-out in the Company's analog markets, (iii) strategic investments in items such as channel capacity and (iv) general debt service. Based upon the Company's current operating plans, which emphasizes cash preservation, the Company believes that its available cash will provide sufficient funds to meet its needs for at least the next 12 months.

    During late 1998, the Company emphasized the conservation of capital while it evaluated its controlled launch of digital video programming and limited commercial offering of Internet access in its Dallas market. The Company intended to commence a full scale commercial launch of digital television services in its Dallas market in 1997. Towards that goal, the Company signed an agreement in 1997 with General Instrument for the purchase of equipment necessary to deliver digital signals to subscribers; the timely delivery of commercially viable equipment was an integral component of the Company's plans to offer digital video service. General Instrument experienced certain system integration problems with respect to the digital headend equipment and converter boxes. Due to the delay in delivery of the required product, the Company and General Instrument agreed in February 1998 to amend certain contractual obligations relating to delivery dates, performance requirements, penalties and responsibilities in consideration for certain pricing concessions. In connection with the amendment, the Company released General Instrument from any claims it may have had with respect to the failure of General Instrument to perform certain obligations prior to the deadlines prescribed in the original agreement. The Company had anticipated that General Instrument would commence shipment of equipment required for the launch of digital services in Dallas during the second quarter of 1998, provided General Instrument successfully resolved certain outstanding integration problems. General Instrument did not successfully resolve all problems and the intended full-scale commercial launch was further delayed. The Company commenced a controlled roll-out of its digital video product to selected areas in its Dallas market subsequent to the end of the second quarter. In March 1999, the Company entered into an agreement with General Instrument providing for, among other things, the termination of the equipment purchase agreement executed in 1997, the return of certain inventory in satisfaction of the account receivable asserted by General Instrument, the continuing support by General Instrument of inventory and equipment retained by the Company and mutual releases of certain claims asserted by each of General Instrument and the Company.

    Beginning in 1999, the Company's strategy has been to operate its analog video systems within the confines of a cash conservation strategy, while pursuing a strategic alliance with one or more strategic partners interested in using the Company's spectrum for fixed, one- and two-way transmission services. The Company's cash conservation strategy includes the recovery of out-of-pocket expenses associated with adding a new analog video subscriber by charging such subscriber an up-front installation fee. The cash conservation strategy also includes the continued implementation of cost-cutting measures and the periodic sales of non-core assets in an effort to maximize the value of assets that are no longer used or useful to the Company's long-term operating strategy, which is to be a wholesale provider of two-way transmission services to one or more strategic partners. Accordingly, the Company is considering selling certain assets relating to the provision of video services to multiple dwelling units ("MDUs"), such as apartment and condominium complexes, in certain of its markets. Assets typically involved in providing analog subscription video services to residents of MDUs include the tangible assets necessary to transmit and receive the video programming signal, customer premises equipment and a right of entry agreement with the property owner or manager, pursuant to which the Company's operating subsidiary is granted the right to provide subscription video services to residents of the MDU. It is uncertain whether a definitive agreement will be executed for any of the service contracts. Additionally, the Company is considering selling certain analog equipment held in inventory and other operating and non-operating systems which are not considered part of the Company's long-term business plan.

    For 1999, the Company has initially budgeted approximately $17.2 million to fund operations, capital expenditures and debt service. The significant components of the budget include approximately $7.2 million for operations (including $1.7 million to be paid to CAI pursuant to the Engineering and Spectrum Management Services Agreement--SEE ITEM 13.--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--ENGINEERING AND SPECTRUM MANAGEMENT SERVICES AGREEMENT), $2.0 million for digital subscriber installations primarily relating to MDU construction, $0.8 million for analog subscriber installations, $0.5 million to test and develop the two-way technology, $0.5 million relating to Year 2000 compliance, $1.25 million consent fee payable to bondholders of record as of December 3, 1998 (SEE ITEM 13.--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--HEARTLAND EXIT TRANSACTION.), $3.5 million for strategic investments in items such as channel capacity and $1.0 million for BTA obligations. The initial 1999 budget is exclusive of costs relating to obtaining a strategic partner, costs relating to the anticipated restructuring, and estimated proceeds from asset sales, if any.

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

    The combined cash flow from operating activities of the Company's operating systems has to date been insufficient to cover the combined operating expenses of such systems. Until sufficient cash flow is generated from operations, the Company will utilize its current capital resources and may seek external sources of funding to satisfy its capital needs. Cash interest payments required under the terms of the Senior Discount Notes are scheduled to commence on September 1, 2001. There can be no assurance that the Company will be able to secure its capital requirements on terms and conditions satisfactory to the Company. Accordingly, in the event the Company is unable to secure funding for capital requirements on satisfactory terms and conditions, the ability of the Company to sustain and expand operations and fulfill its debt obligations could be materially adversely affected.

    Cash used in operating activities in 1998 was $8.1 million. Cash provided by operations was $3.1 million in 1997 and $2.4 million in 1996. The increase in cash used in operations during 1998 was primarily due to (i) timing of payments to vendors, (ii) increased SG&A and system operating expense, (iii) increasing costs associated with the controlled roll-out of digital video and high speed Internet access services in Dallas, Texas and (iv) to a lesser extent, financial advisory fees relating to the planned reorganization totaling $535,000. The increase in cash provided by operating activities during 1997 was primarily due to a $4.7 million increase in EBITDA in the analog markets from $1.3 million in 1996 to $6.0 million in 1997, partially offset by increasing corporate SG&A costs and certain costs associated with the activities preparing for the launch of digital video and high speed Internet access services in Dallas, Texas.

    Net cash used in investing activities was $21.3 million in 1998, $24.2 million in 1997 and $27.3 million in 1996. Cash used in investing activities primarily relates to the acquisition and installation of subscriber receive-site equipment, the acquisition of certain wireless cable channel rights, the investments in assets held for sale and the investment in equity affiliates. The decrease in net cash used in investing activities during 1998 is primarily attributed to the proceeds from the assets held for sale totaling $16.4 million in 1997 with no corresponding amounts in the current year period. The decrease in cash used in investing activities during 1997 is primarily due to the proceeds from the assets held for sale partially off-set by the investment in equity affiliates and restricted cash with no comparable amounts in the corresponding prior year period.

    Net cash used in financing activities was $3.3 million in 1998 and $17.5 million in 1997. Net cash provided from financing activities was $137.7 million in 1996. Cash used in financing activities during 1998 is attributed to the repayment of the payable relating to the BTA's acquired in the BTA Auction totaling approximately $1.5 million, the repayment of other notes payable totaling approximately $264,000 and the repurchase of 3,836,035 shares of the Company's common stock for approximately $1.5 million--SEE NOTE 3TO CONSOLIDATED FINANCIAL STATEMENTS. Cash used in financing activities in 1997 is primarily attributed to the repayment of $2.1 million of indebtedness related to the USA Wireless Acquisition and the repayment of approximately $15.3 million of the Heartland Long-Term Note. Cash provided by financing activities during 1996 primarily represents the net proceeds from the sale of the CS Notes reduced by cash distributed in connection with the February 23, 1996 Contributions and debt issuance costs, the repayment of a $25.0 million note to Heartland, payments on the BTA auction payable and the payment of certain notes associated with the USA Wireless Acquisition.

RESULTS OF OPERATIONS

    Long-lived assets and certain identifiable intangibles are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company periodically reviews wireless channel rights and other long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such circumstances occur, the Company evaluates the possible effects on the carrying amount of such assets. The Company's estimates of future gross revenues and operating cash flows, the remaining estimated lives of long-lived assets, or both could be reduced in the future due to changes in, among other things, technology, the Company's ability to obtain permission for flexible use of the wireless channel rights, government regulation, available financing or competition. The Company's estimate of future gross revenues and operating cash flows assumes that the Company will successfully develop and provide digital wireless cable systems as well as video, voice and data transmission such as Internet access and telephony. Since these alternative uses of the MMDS spectrum are in the early stages of development, there is no assurance that the Company can commercially deploy such alternatives or that it will be able to achieve positive cash flow from any operating activities. As a result of valuations completed for the year ended December 31, 1998, the Company reduced the carrying value of net goodwill by $46.4 million, net property and equipment by $9.4 million, and net license and leased license investment by $4.4 million (SEE NOTE 2 TO THE CONSOLIDATED FINANCIAL STATEMENTS). Additionally, the Company recorded a write-down of approximately $3.7 million of leased license investments relating to the Heartland Exit Transaction (SEE ITEM 13.--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS).

   YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

    REVENUE. The Company's video revenue primarily consists of monthly fees paid by subscribers for basic programming, premium programming, equipment rental and non-recurring installation fees. Total revenue was $26.3 million in 1998 compared to $26.9 million in 1997, a decrease of 2.2%. Average video subscribers were approximately 65,186 for 1998 compared to approximately 65,390 in the prior year period. The decrease in average subscriber levels during the period is primarily attributed to the Company's strategy of not pursuing growth in the analog-subscriber base.

    SYSTEMS OPERATIONS. Systems operations expenses primarily include programming costs, channel lease payments, transmitter site and tower rentals, and other costs of providing service. Programming costs (with the exception of minimum payments) and channel lease payments (with the exception of certain fixed payments) are variable expenses which generally increase as the number of subscribers increases. Systems operations expenses were $16.4 million in 1998 compared to $15.0 million in 1997, an increase of 9.3%. The increase in systems operations expenses is primarily due to (i) increasing programming rates, (ii) incremental costs associated with the Company assuming operational control of the Story City, Iowa system on December 30, 1997 and (iii) additional costs associated with the controlled roll-out of digital video and high speed Internet access service in Dallas, Texas.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses ("SG&A") were $19.0 million in 1998, compared to $15.8 million in 1997, an increase of 20.2%. The increase in SG&A during the period is principally due to (i) costs associated with the controlled roll-out of digital video and high speed Internet access service in Dallas, Texas and (ii) incremental costs associated with the Company assuming operational control of the Story City system on December 30, 1997.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense includes depreciation of systems and equipment, amortization of licenses and leased license investment and goodwill. Depreciation and amortization expenses were $29.2 million in 1998 compared to $26.9 million for the prior year period. The increase in depreciation and amortization expense is attributed to a corresponding average increase in the underlying capital assets. The write-down of long-lived assets during 1998 effectively reduced amortization of goodwill.

    OPERATING LOSS. The Company incurred operating losses of $102.3 million in 1998, compared to $30.8 million for the prior year period. Consolidated earnings before interest, taxes, depreciation and amortization and impairment of long-lived assets. ("EBITDA") were a negative $9.1 million for 1998, compared to a negative $3.9 million for the prior year period. EBITDA is a financial measure commonly used in the industry but is not intended to represent cash flows, as determined in accordance with Generally Accepted Accounting Principles ("GAAP"), or to be an indicator of operating performance. EBITDA is exclusive of the impairment of long-lived assets. EBITDA should not be considered a substitute for measures of performance prepared in accordance with GAAP. The increase in the Company's operating loss is due principally to the impairment of long-lived assets and, to a lesser extent, increasing system operations, SG&A, and depreciation and amortization expense as described above. The decrease in EBITDA is primarily due to costs associated with controlled roll-out of digital video and high speed Internet access service in Dallas, Texas.

    INTEREST INCOME. Interest income was $3.4 million in 1998, compared to $5.5 million for the prior year period. The decrease in interest income is primarily due to a decrease in the average invested cash and cash equivalents. The average invested balance is comprised mainly of the proceeds remaining from the private placement of $400.0 million of the CS Notes on February 23, 1996, which resulted in net proceeds to the Company of $162.9 million (net of debt issuance, payments on notes and certain distributions to Heartland and CAI).

    INTEREST EXPENSE. Interest expense was $34.7 million 1998, compared to $32.0 million for the prior year period. Interest expense during 1998 included
(i) non-cash interest and accretion of deferred debt issuance costs of $33.9 million related to the CS Notes, (ii) interest expense of $0.3 million related to a note payable to Heartland in the amount of $15.0 million (the "Heartland Long Term Note") and (iii) interest expense relating to the BTA Auction payable of approximately $0.5 million. Interest expense during 1997 included (i) non-cash interest and accretion of deferred debt issuance costs of $30.4 million related to the CS Notes, (ii) interest expense of approximately $1.1 million related to the Heartland Long-Term Note and (iii) interest relating to the BTA Auction payable of approximately $0.5 million.

    EQUITY IN LOSSES OF AFFILIATES. Equity in operating losses of affiliates was $2.6 million in 1998, compared to $1.3 million in 1997. Equity in losses of affiliates represent losses from TelQuest Satellite Services LLC in which the Company has a 30% interest, Television Interactiva del Norte S.A. de C.V. in which the Company has an approximate 39% interest and Television Inalambrica, S.A. de C.V. in which the Company has an approximate 49% interest. The Company acquired its interest in TelQuest Satellite Services on August 4, 1997. The Company acquired its interest in the other two companies in September 1997. SEE
ITEM 13.--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--TELQUEST SATELLITE SERVICES and ACQUISITIONS OF FOREIGN INTERESTS FROM HEARTLAND.

    OTHER INCOME (EXPENSE). Other expense of $1.4 million in 1998 is primarily related to discounting a long-term reserve for the notes receivable from Television Interactiva del Norte SA de C.V.--SEE NOTE 4 TO THE CONSOLIDATED FINANCIAL STATEMENTS. Other Income in 1997 is primarily comprised of a gain on sale of assets. On May 27, 1997 the Company sold to BellSouth Corporation, pursuant to the July 25, 1996 purchase agreement, certain assets for approximately $16.4 million, resulting in a gain of approximately $0.7 million. SEE ITEM 13.--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--ATLANTA SUBURBS MARKET.

    NET LOSS. The Company has recorded net losses since inception. The Company incurred net losses of $139.4 million in 1998 compared to $52.6 million during 1997. The Company's net losses have increased due to (i) impairment of long lived assets totaling $63.9 million (ii) increased SG&A, system operations, depreciation and amortization, and interest expense as detailed above and (iii) the cumulative effect of the change in accounting principal for organizational costs totaling $63.9 million.

   YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

    REVENUE. Revenue primarily consists of monthly fees paid by subscribers for basic programming, premium programming and equipment rental. Revenues were $26.9 million in 1997 compared to $22.7 million in 1996, an increase of 18.5%. The increase in revenue for the periods presented is primarily due to average subscribers increasing to approximately 65,390 for 1997 (excluding 2,070 subscribers relating to the Story City, Iowa market of which CS assumed operational control as of December 30, 1997) compared to approximately 54,375 for the prior year period, an increase of 20.3%. The increase in subscriber levels is attributed to the February 23, 1996 Contributions and the USA Wireless Acquisition. The increase in revenue attributed to subscriber growth was partially offset by a decrease in average recurring revenue per subscriber to approximately $34.31 from approximately $34.85 for the comparable prior year period.

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

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses ("SG&A") was $15.8 million in 1997 compared to $13.9 million in 1996, an increase of 13.7%. The increase in SG&A for 1997 compared to the prior year period is principally due to (i) increased costs associated with the preparations for the anticipated launch of digital video and high speed Internet access services in Dallas, Texas totaling $1.7 million in 1997, with no comparable amount in 1996 (ii) non-recurring severance payments to former executives totaling approximately $1 million in 1997 with no comparable amounts in 1996 (SEE ITEM 11.--EXECUTIVE COMPENSATION), and (iii) certain costs associated with the subscriber base brought about by the February 23, 1996 Contributions and the USA Wireless Acquisition. The aforementioned increase in SG&A was partially off-set by a decrease in SG&A at the operating system level of approximately $2.0 million. The decrease in SG&A at the operating system level is principally due to the Company implementing a no-growth strategy in its analog markets pending deployment of digital technology.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense includes depreciation of systems and equipment, amortization of licenses and leased license investment, goodwill and other intangible assets. Depreciation and amortization expenses were $26.9 million in 1997 compared to $20.3 million in 1996, an increase of 32.5%. The increase in depreciation and amortization expense in 1997 is attributed to current year acquisitions of property, equipment and intangible assets totaling approximately $27.5 million.

    OPERATING LOSS. The Company generated operating losses of $30.8 million in 1997 compared to $24.8 million in 1996, a 24.2% increase. Consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") was a negative $3.9 million in 1997 compared to a negative $4.4 million in 1996, a 11.4% favorable increase. The increase in the Company's operating loss is primarily due to incremental net operating costs associated with the February 23, 1996 Contributions and the USA Wireless Acquisition and increased systems operations, SG&A, depreciation and amortization. The favorable increase in negative EBITDA during 1997 is attributed to EBITDA at the analog system level improving to $6.0 million in 1997 from $1.3 million in 1996, partially offset by an increase in non-recurring SG&A at the corporate level and start-up costs associated with the preparations to launch digital video and high speed Internet access services in Dallas, Texas, with no comparable amounts in 1996.

    INTEREST INCOME. Interest income was $5.5 million in 1997 compared to $6.6 million in 1996. The Company consummated a private placement of $400.0 million of the CS Notes on February 23, 1996, resulting in net proceeds of $219.7 million (net of debt issuance costs of $9.8 million, but prior to certain distributions made in connection with the Participation Agreement--SEE NOTE 3 TO CONSOLIDATED FINANCIAL STATEMENTS). See ITEM 1.--BUSINESS--GENERAL. The decrease in interest income is primarily due a decrease in the average invested balance, partially offset by cash equivalents being invested for a shorter period in 1996 compared to 1997.

    INTEREST EXPENSE. Interest expense was $32.0 million in 1997 compared to $25.0 million in 1996. Interest expense during 1997 included (i) non-cash interest and accretion of deferred debt issuance costs of $30.4 million related to the New Discount Notes and (ii) non-cash interest of $1.1 million relating to the Heartland Long-Term Note issued by the Company in connection with the February 23, 1996 Contributions and $0.4 million relating to the BTA auction payable. Interest expense during the year ended December 31, 1996 included non-cash interest and accretion of deferred debt issuance costs of $23.5 million, related to the New Discount Notes and $1.5 million, primarily relating to the Heartland Long-Term Note.

    EQUITY IN LOSSES OF AFFILIATES. The Company's equity in net operating losses of affiliates was $1.3 million in 1997. Equity in losses of affiliates during 1997 represent losses from TelQuest Satellite Services LLC, Television Interactiva del Norte, S.A de C.V. in which the Company has an approximate 39% interest and Television Inalambrica, S.A. de C.V. in which the Company has an approximate 49% interest. The Company initially acquired its interest in TelQuest Satellite Services LLC on August 4, 1997. The Company acquired its interest in the other two companies in September 1997. SEE ITEM 13.--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--TELQUEST SATELLITE SERVICES and ACQUISITIONS OF FOREIGN INTERESTS FROM HEARTLAND.

    OTHER INCOME. Other Income is primarily comprised of a gain on sale of assets. On May 27, 1997 the Company sold to BellSouth Corporation, pursuant to the July 25, 1996 purchase agreement, certain assets for approximately $16.4 million, resulting in a gain of approximately $0.7 million. See ITEM 13.--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--ATLANTA SUBURBS MARKET.

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

INCOME TAX MATTERS

    The Company and its subsidiaries have net operating loss carryforwards ("NOL's") at December 31, 1998, totaling approximately $52.7 million which begin to expire in 2010. Approximately $7.5 million of these NOL's are subject to annual limitation and the separate return limitation year rules. SEE NOTE 10 TO CONSOLIDATED FINANCIAL STATEMENTS.

INFLATION

    Management does not believe that inflation has a material impact on the Company's results of operations. Management believes it will be able to increase customer rates to keep pace with inflationary increases in costs without a significant decline in the number of customers.

THE YEAR 2000 ISSUE

    OVERVIEW. An undetermined number of computer software programs have been written using two digits rather than four to determine the applicable year. As a result, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than year 2000. This could result in major system failures or miscalculations, and is generally referred to as the "Year 2000" problem. A preliminary review of the Company's information systems has been completed and a comprehensive program is currently in process to modify or replace those systems that are not Year 2000 compliant

    STATE OF READINESS. The Company's Year 2000 compliance program focuses on the Company's analog video operations, limited Internet operations, and internal business processes, such as accounting. As of March 31, 1999, the inventory, assessment and compliance planning phases for these areas have been materially completed, and remediation, replacement or retirement and testing activities are beginning. The inventory items that are not assessed as Year 2000 compliant and that require action to avoid service impact are expected to be fixed, replaced, or retired. CS' goal for its accounting services is to have its accounting software and any other mission critical systems relating directly to the accounting function Year 2000 compliant by April 1, 1999, the beginning of its fiscal year. For all other areas, CS' goal is to have all mission critical systems Year 2000 compliant by September 30, 1999.

    VENDOR AND SERVICE PROVIDER ISSUES. The Company has requested that its vendors and service providers provide CS with information as to the compliance status of products and/or services used by CS and its operating subsidiaries which information is subject to Company testing and verification. Although the Company has received information from some of its vendors and service providers, it has not yet received information from each of the vendors and service providers it has identified. The Company will continue to pursue its vendors and service providers in order to obtain the necessary information regarding Year 2000 compliance of such vendors and service providers.

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

    COST. All maintenance and modification costs will be expensed as incurred, while the cost of new software, if material, will be capitalized and depreciated over its expected useful life. Testing and remediation costs of all of the Company's systems and applications are currently estimated at approximately $300,000 to $500,000 from inception in fiscal 1998 through completion in fiscal 1999. These costs are estimated to be incurred during 1999. All estimated costs are expected to be funded from existing cash.

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

    RISKS. The failure to correct a material Year 2000 problem could cause an interruption or failure of certain of the Company's normal business functions or operations, which could have a material adverse effect on its results of operations, liquidity or financial condition. Due to the uncertainty inherent in other Year 2000 issues that are ultimately beyond CS's control, including, for example, the final Year 2000 readiness of its mission critical vendors and service providers, the Company is unable to determine at this time the likelihood of a material impact on its results of operations, liquidity or financial condition, due to such Year 2000 issues. The costs of the Company's Year 2000 program and the timetable for completing its Year 2000 preparations are based on current estimates, which reflect numerous assumptions about future events, including the continued availability of certain resources, the timing and effectiveness of third-party remediation plans and other factors. The Company can give no assurance that these estimates will be achieved, and actual results could differ materially from those currently anticipated. In addition, there can be no assurance that the Company's Year 2000 program will be effective or that its contingency plans will be sufficient. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer software codes and embedded technology, the results of internal and external testing and the timeliness and effectiveness of remediation efforts of third parties.

    The Company believes that the worst case scenario would be the failure of the Company's subscriber management system addressing the headend equipment, which sends the signal to the addressable controller units, as well as the addressable controller units themselves. The controller units communicate to the customer's set-top box. The loss of the ability to transmit such data could result in the loss of customers and related revenues, among other things.

    CONTINGENCY PLAN. At December 31, 1998, the Company is not aware of any mission critical aspect of its operations or internal business processes that can not be made Year 2000 compliant, however, its inventory and assessment of Year 2000 compliance is not yet completed. Due to the uncertainties presented by third party Year 2000 problems, and the possibility that, despite its efforts, the Company is unsuccessful in preparing its internal systems and equipment for the Year 2000, the Company expects to develop contingency plans for dealing with the most reasonably likely worst case scenario. The Company's assessment of its most reasonably likely worst case scenario and the exact nature and scope of its contingency plans will be affected by the Company's continued Year 2000 assessment and testing. The Company expects to complete such assessment by September 30, 1999 and to have all contingency systems in place and fully tested by the fourth quarter of 1999.

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

    The Company adopted the provisions of Statement of Position 98-5 ("SOP 98-5"), "Reporting On The Costs of Start-up Activities," in the second quarter of 1998, effective as of January 1, 1998. This pronouncement requires that costs of start-up activities, including organizational costs, should be expensed as incurred. As a result of adopting SOP 98-5, the Company recorded a charge of approximately $1.9 million as the cumulative effect of the change in accounting principle as of January 1, 1998.

    In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of Enterprise and Related Information" was issued. This statement establishes standards for reporting information about operating segments in annual and interim financial statements, although this statement need not be applied to interim financial statements in the initial year of its application. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of this statement did not have a material impact on the Company's financial statements and related disclosures.

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

    SUBSTANTIAL LEVERAGE AND ABILITY TO SERVICE DEBT. As of December 31, 1998, the Company had outstanding indebtedness of approximately $320.8 million. For the years ended December 31, 1997 and December 31, 1998, earnings were insufficient to cover fixed charges by $58.0 million and $125.6 million, respectively. The ability of the Company to meet its debt service requirements will depend upon achieving significant and sustained growth in the Company's cash flow. The Company currently anticipates that working capital and revenues generated from the operation of its wireless cable systems should be sufficient to make principal and interest payments on the Company's indebtedness as they become due.

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

    NEED FOR ADDITIONAL FINANCING FOR CAPITAL EXPENDITURES AND OPERATIONS. The Company's business requires substantial investment to finance capital expenditures and operating expenses for subscriber growth and systems development. The Company believes that working capital and revenues generated from operations will provide sufficient funds to meet its needs for at least the next twelve months. Capital expenditures in excess of such resources may be financed, in whole or in part, by the Company through debt or equity financing, subscriber equipment lease financing, joint ventures or other arrangements. There is no assurance that any additional financing necessary to expand the build-out of the Company's wireless cable systems or to acquire new systems will be available on satisfactory terms and conditions, if at all. Further, there is no assurance the Company could obtain additional capital within the limitations of the Indenture governing the terms of the CS Notes. Additional debt could result in a substantial portion of the Company's cash flow from operations being dedicated to the payment of principal and interest on such indebtedness, may render the Company more vulnerable to competitive pressures and economic downturns and could impose restrictions on the Company's operations. To the extent that future financing requirements are satisfied through the issuance of equity securities, the Company's stockholders could experience dilution. Failure to obtain additional financing could adversely affect the growth of the Company and its ability to compete successfully in the subscription television industry.

    HIGHLY COMPETITIVE INDUSTRY. The subscription television, high speed data, and local telephone services businesses are highly competitive. The competitors for the services in each market are traditional hard-wire cable, direct broadcast satellite (DBS), private cable operators, regional telephone companies, CLEC's and Internet service providers. Many of these competitors are well established and known to potential customers and have significantly greater financial and other resources than the Company.

    New and advanced technologies for the delivery of telecommunications services, such as fiber optic networks, ADSL, 28 GHz microwave transmission
(LMDS), and 22 GHz microwave transmission, are in various stages of development. Certain of these technologies are being developed and supported by entities, such as hard-wire cable companies and regional telephone companies, that have significantly greater financial and other resources than the Company. These new technologies could have a material adverse effect on the demand for services of the Company. There can be no assurance that the Company will be able to compete successfully with existing or new entrants in the market for subscription television and telecommunications services.

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

    DIGITAL TECHNOLOGY NOT COMMERCIALLY AVAILABLE. Currently, wireless cable companies can offer up to 33 6 MHz channels of educational and commercial programming. The ability to offer substantially more programming utilizing existing wireless channel capacity is dependent on effectively applying digital technology. FCC approval is required before the Company's wireless cable systems can be converted to digital technology. The FCC has issued a Declaratory Ruling and Order which effectively established interim rules to govern the transition from analog to digital technology. The FCC has yet to commence a rulemaking proceeding to adopt permanent rules. There can be no assurance as to what permanent rules and policies the FCC will adopt to govern the use of digital technology, which such rules and policies will be adopted, or the Company's ability to comply with those rules and policies. It is expected that the cost of digital equipment will exceed the cost of analog equipment. There can be no assurance, however, that digital converter boxes and other equipment necessary to implement digital technology, including satellite delivery of digital signals, will be available on this timetable. Conversion from current analog technology to digital technology will not take place in all markets simultaneously.

    LAUNCH OF DIGITAL SYSTEMS. The ability of the Company to successfully launch digital services is dependent upon several factors, including, without limitation, the availability of adequate facilities and equipment to support a digital MMDS system, as well as the receipt of requisite regulatory approvals. The Company was granted a series of related modification applications requesting authority to operate a 50 watt digital video system in Dallas; certain modification applications remain pending. The FCC has granted MMDS licensees the authority to offer one-way Internet access (using a traditional telephone line return path) without any further regulatory hurdles. The Company has received from the FCC developmental authority for two-way flexible use of two channels in its Dallas market, on a test basis. There can be no assurance that the Company will be granted authority with respect to any of its remaining applications or that the commercial deployment of any new products for which authority has been or will be granted will be successful. Further, there can be no assurance that, even if such tests of two-way flexible use of the MMDS spectrum are successful and permanent authority is granted by the FCC to the Company, that two-way flexible use could be successfully deployed in a commercial manner, and if so deployed, would be profitable.

    In order for the Company to launch a digital subscription television service in any market in which it now has or may in the future have a digital MMDS transport system, the Company must have access to pre-digitized, compressed programming. The Company has entered into an agreement with TelQuest Satellite Services LLC which the Company believes will be able to provide it with the pre-digitized, compressed programming necessary to launch digital subscription television in markets selected by the Company. SEE ITEM 13.--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--TELQUEST SATELLITE SERVICES. If, however, that company is unable to assure delivery to CS with sufficient digital programming to launch a digital subscription television service, the Company would have to construct its own digital compression center in each market in which it intends to offer digital subscription programming. The Company estimates the cost of constructing a digital compression center to be approximately $6.0 million, based on information available to the Company as of the date hereof. Access to pre-digitized, compressed programming, either through a third party provider or construction of a digital compression center, must be secured for each market in which CS desires to launch a digital subscription television service.

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

    DEPENDENCE ON CHANNEL LEASES AND LICENSES: NEED FOR LICENSE EXTENSIONS. The Company is dependent upon leases of transmission capacity from various third-party license holders for much of their respective channel rights. MMDS and ITFS licenses generally are granted for a term of ten years and are subject to renewal by the FCC. FCC licenses also specify construction deadlines which, if not met, could result in the loss of the license. Requests for additional time to construct a channel may be filed and are subject to review pursuant to FCC rules. Certain MMDS and ITFS channel rights are subject to pending extension requests and it is anticipated that additional extensions will be required. There can be no assurance that the FCC will grant any particular extension request or license renewal request.

    Under the rules of the FCC, the term of leases for ITFS channels, which constitute between 20 and, in rare instances, 28 of the 33 available wireless channels within any major wireless cable market, may not exceed 15 years. The ITFS channel leases under which CAI and CS operate generally provide that following the expiration of the initial term of the lease, the ITFS license holders may negotiate for the lease of channel capacity for one or more additional or renewal terms with only the contracting party or its sublessor. (The MMDS channel leases generally grant the right to renew the channel lease.) If a renewal agreement is not reached within a specified time frame during which only the contracting party or its sublessor has the use of the channel capacity, the Company would thereafter typically have a right of first refusal to match any competing offers from one or more third parties. For these and other reasons, including control of the tower lease and the equipment, the Company anticipates that it will be able to negotiate additional renewals with either the incumbent license holder, or with successor license holders, although there is no assurance that it will be successful.

    All ITFS and MMDS channel leases are dependent upon the continued validity of the corresponding FCC license. The Company anticipates that upon the expiration of the current license terms, all such FCC licenses will be renewed following completion of the FCC review process, although there is no assurance that the FCC will grant these renewal applications. The termination of or failure to renew a channel license or lease (due to a breach by the contracting party or its lessor, cancellation of the license held by a third party lessor for failure to timely construct and/or perfect the wireless cable facility, or otherwise) or the failure to grant an application for an extension of the time to construct an authorized station, could result in the inability to deliver services on such channel(s) unless it were able to lease excess capacity from a successor license holder. Such a termination or failure in a market which the Company then actively serves could have a material adverse effect on the Company and its operations.

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

    CONTROL BY CAI. In connection with the Heartland Exit Transaction (described in ITEM 13.--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--HEARTLAND EXIT TRANSACTION) CAI increased its ownership percentage of the outstanding common stock of the Company to approximately 94%. Additionally, the Company has recently executed an agreement with CAI and a wholly owned subsidiary pursuant to which CAI will render engineering and spectrum management services (described in ITEM 13.--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--ENGINEERING AND SPECTRUM MANAGEMENT SERVICES AGREEMENT). On July 30, 1998, CAI and one of its wholly-owned subsidiaries, Philadelphia Choice Television, Inc., a Delaware corporation, filed voluntary petitions for relief under the Bankruptcy Code with the Bankruptcy Court. The CAI plan of reorganization and related disclosure statement were filed with the Bankruptcy Court on its petition date and filed by CAI with the SEC on a Current Report on Form 8-K on July 1, 1998. A confirmation hearing was held in the Bankruptcy Court on September 9, 1998. The CAI plan of reorganization was confirmed on September 30, 1998 and consummated on October 14, 1998. Following the CAI Bankruptcy, CAI has outstanding $212.9 million aggregate principal amount at maturity ($100.0 million aggregate principal amount at issuance) of 13% senior notes due 2004 (the "CAI Senior Notes"), 17,241,379 shares of CAI Common Stock, and $80 million principal of Secured Notes. In connection with consummating the CAI Bankruptcy, CAI obtained an $80 million credit facility (the "CAI Secured Facility") from Merrill Lynch Global Asset Management. The CAI Secured Facility is governed by the terms of a Note Purchase Agreement dated October 14, 1998, a copy of which was filed by CAI with the SEC as an exhibit to CAI's Current Report on 8-K dated October 15, 1998. The CAI Secured Facility consists of two tranches: Tranche A and Tranche B. Tranche A is a $30 million senior secured loan bearing interest at 10.5% compounded semi-annually and evidenced by a Senior Secured A Note. CAI has granted a first priority lien on and security interest in and to all of its assets to secure performance of CAI's obligations with respect to Tranche A. Tranche B is a $50 million senior secured loan bearing interest at 13% per annum and evidenced by a Senior Secured B Note. CAI has granted a second priority lien on and security interest in and to all of its assets to secure performance of its obligations with respect to Tranche B. Included among the assets pledged by CAI pursuant to the CAI Secured Facility are the shares of common stock of the Company owned by CAI.

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

NAME                                            AGE                                 POSITION
------------------------------------------      ---      ---------------------------------------------------------------
Jared E. Abbruzzese(1)(2).................          44   Chairman of the Board and Acting Chief Executive Officer

Derwood Edge..............................          50   Acting Chief Operating Officer

John Lund.................................          33   Senior Vice President Finance and Chief Financial Officer

Albert G. McGrath, Jr.....................          41   Vice President and General Counsel

James P. Ashman(2)(3).....................          44   Director

Robert D. Happ(1)(2)(3)...................          58   Director

David M. Tallcott(1)(2)(3)................          53   Director

------------------------

(1) Member of the Compensation Committee. The Compensation Committee determines the compensation to be paid by the Company to its officers and determines the stock options to be granted by the Company to employees.

(2) Member of the Restructuring Committee. The Restructuring Committee has been authorized to evaluate and, if deemed to be in the best interests of the Company, propose an appropriate plan of reorganization for the Company and to authorize the officers of the Company to take such actions as may be necessary or appropriate in furtherance thereof.

(3) Member of the Audit Committee. The Audit Committee assists the Board of Directors in fulfilling its responsibilities with respect to the Company's accounting and financial reporting activities.

    Jared E. Abbruzzese has been Chairman of the Board of Directors since the Company's formation in February 1996. Mr. Abbruzzese was appointed Acting Chief Executive Officer of the Company effective February 18, 1999. Mr. Abbruzzese has been the Chairman, Chief Executive Officer and a director of CAI since its formation in 1991. From August 1992 until September 1993, Mr. Abbruzzese served in various capacities for the prior operator of a wireless cable system in Albany, New York.

    Derwood Edge was appointed Acting Chief Operating Officer of the Company effective February 10, 1999. Mr. Edge serves as Senior Vice President and Chief Systems Officer of CAI, positions he has held since January 1997. From April 1994 to December 1996, Mr. Edge served as Vice President and General Manager of Hampton Road Wireless Television, Inc., an MMDS operator in Virginia Beach, Virginia, that was acquired by CAI in 1994. Prior to that, Mr. Edge served in various management capacities for Storer Cable.

    John Lund was appointed as the Company's Chief Financial Officer on February 10, 1999. He has served as the Company's Senior Vice President--Finance since August 1998 and the Chief Accounting Officer since August 1997. Mr. Lund joined the Company in February 1997 as the Company's Controller. Prior to joining the Company, Mr. Lund was employed by KPMG LLP for 6 years, most recently as Audit Manager. Mr. Lund is a Certified Public Accountant.

    Albert G. McGrath, Jr. has served as the Company's Vice President and General Counsel since June 1997. Prior to joining the Company, Mr. McGrath served as Senior Legal Counsel of ENSCO International, Inc. from January 1996 until June 1997. Mr. McGrath was Senior Vice President, General Counsel and Secretary of Emerson Radio Corporation ("Emerson") from August 1992 until December 1995.

Emerson reorganized under Chapter 11 of the United States Bankruptcy Code pursuant to a Plan of Reorganization confirmed by the United States Bankruptcy Court of the District of New Jersey in March 1994. Prior to joining Emerson, Mr. McGrath was engaged in private practice in Dallas, Texas.

    James P. Ashman has been a director of the Company since the Company's formation in February 1996. Mr. Ashman has been Executive Vice President and Chief Financial Officer of CAI since December 1995. Prior to his appointment as Executive Vice President and Chief Financial Officer, Mr. Ashman was Senior Vice President and Treasurer of CAI, positions he held since September 1994. From November 1992 to September 1994, he was a senior advisor of, and independent consultant affiliated with, Carolina Barnes Capital, Inc. ("CBC"), a registered broker dealer. CBC served as financial advisor to CAI from January 1993 until September 1994.

    Robert D. Happ has been a director of the Company since the Company's formation in February 1996 and a director of CAI since September 1995. Mr. Happ had been the Managing Partner of the Boston, Massachusetts office of KPMG LLP from 1985 until his retirement in 1994. Mr. Happ is also a director of Galileo Corporation and Cambridgeport Bank.

    David M. Tallcott has been a director of the Company since December 1998. Since 1990, Mr. Tallcott has been president of Lortech Corporation, a full service, large main frame commercial data center serving the insurance industry, labor unions and direct mailers. Mr. Tallcott was previously a director of CAI.

    Messrs. Abbruzzese and Ashman serve as executive officers and Mr. Happ serves as a director of CAI which reorganized under Chapter 11 of the United States Bankruptcy Code pursuant to a Plan of Reorganization confirmed by the United States Bankruptcy Court for the District of Delaware on September 30, 1998. SEE ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION--FORWARD LOOKING INFORMATION AND RISK FACTORS--CONTROL BY CAI.

    ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth certain summary information concerning the compensation paid or awarded for the year ended December 31, 1998 to the Company's Chief Executive Officer, each of the Company's other most highly compensated executive officers and one individual for whom disclosure would have been provided had he served at the end of the year (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                ANNUAL COMPENSATION
                                           ------------------------------
                                                             OTHER ANNUAL    ALL OTHER
NAME AND                                   SALARY    BONUS   COMPENSATION   COMPENSATION
PRINCIPAL POSITION                   YEAR    ($)      ($)      ($)/(1)        ($)/(2)
-----------------------------------  ----  -------  -------  ------------   ------------
David E. Webb......................  1998  235,601  110,250      N/A              -0-
  President and                      1997  161,538   42,188      N/A              -0-
  Chief Executive Officer(3)         1996      N/A      N/A      N/A              N/A

Thomas W. Dixon....................  1998  145,192   68,600      N/A            2,178
  Senior Vice President              1997  140,000   42,000      N/A              969
  of Corporate Strategy and          1996  105,961   48,767      N/A              -0-
  Business Development(4)

Frank Hosea........................  1998  148,818        0      N/A            1,696
  Senior Vice President and          1997  141,623   42,000      N/A            2,042
  Chief Operating Officer(5)         1996   68,462   40,833      N/A              -0-

John M. Lund.......................  1998  115,385   53,430   22,090            1,374
  Senior Vice President--            1997   58,028   22,500      N/A              232
  Finance and Chief Financial        1996      N/A      N/A      N/A              N/A
  Officer

Albert G. McGrath, Jr..............  1998  127,307   61,250      N/A            1,910
  Vice President and                 1997   64,423    9,375      N/A              -0-
  General Counsel                    1996      N/A      N/A      N/A              N/A

------------------------------

(1) Other annual compensation, including Company-provided vehicle or allowances, life insurance, or membership dues, less than the lesser of 10% of total annual salary and bonus or $50,000 is not presented other than for Mr. Lund who received a $15,000 bonus in connection with a promotion and $7,690 for automobile allowances.

(2) All other compensation consists of the Company's matching contributions on behalf of the employee to the Company's 401(k) plan. Matching contributions vest ratably over four years commencing on the date of hire.

(3) Mr. Webb resigned as President and Chief Executive Officer of the Company effective February 16, 1999.

(4) Mr. Dixon resigned as Senior Vice President of the Company effective February 1, 1999.

(5) Mr. Hosea resigned as Chief Operating Officer of the Company effective October 19, 1998.

COMPENSATION OF DIRECTORS

    Directors who are not officers of the Company are paid an annual fee of $5,000 and a fee of $625 per meeting attended (including committee meetings), plus reimbursement of out-of-pocket expenses. Officers of the Company who also serve as directors do not receive fees for serving as directors.

OPTION GRANTS IN LAST FISCAL YEAR

    No executive officer named in the Summary Compensation Table received options to purchase Common Stock of the Company during the fiscal year ended December 31, 1998.

    AGGREGATE OPTION/SAR EXERCISES IN 1998 AND FISCAL YEAR-END OPTION/SAR VALUES

    No executive officer named in the Summary Compensation Table exercised options to purchase Common Stock in 1998. The following table sets forth certain information with regard to the outstanding options to purchase Common Stock as of December 31, 1998 for the persons named in the Summary Compensation Table above.

                                           NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                          UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS/SARS
                                        OPTIONS/SARS AT FY-END (#)          AT 12/31/98 ($)
NAME                                    EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
--------------------------------------  --------------------------  -------------------------------
David E. Webb.........................         50,000/150,000                         (1)
Thomas W. Dixon.......................         61,673/24,000                          (1)
Frank Hosea...........................         19,000/64,000                          (1)
John M. Lund..........................          2,000/6,000                           (1)
Albert G. McGrath, Jr.................          5,000/15,000                          (1)
Harry E. Nichols......................          8,000/8,000                           (1)

------------------------

(1) The Company's Common Stock is not publicly traded, and no market exists for its Common Stock. Accordingly, no estimate is made regarding the value of unexercised in-the-money options.

EMPLOYMENT AGREEMENTS

    Messrs. Lund and Scott Mindemann, the Company's Vice President of Internet Operations, have entered into employment agreements with the Company providing for, among other things (i) the payment of an annual base salary, (ii) three year employment terms, (iii) automobile allowances and (iv) certain insurance benefits. Each contract provides that in the event the employee is terminated for any reason other than Cause (as defined in the Contract) the employee shall receive severance in an amount equal to the greater of (i) their then base salary payable in twelve equal monthly installments and (ii) the then base salary which would have been payable for the balance of the term payable in equal monthly installments. Additionally, the Company has entered into a one-year employment agreement with Mr. McGrath providing for the payment of an annual base salary, automobile allowance and certain insurance benefits.

    The Company's former Chief Executive Officer, David E. Webb, and former Executive Vice President, Thomas Dixon, entered into employment agreements upon substantially the same terms and conditions as the agreements entered into by Messrs. Lund and Mindemann. The annual base salary payable under the terms of the respective agreements was $275,000 to Mr. Webb and $180,000 to Mr. Dixon. In connection with their respective departures from the Company in February, 1999, the employment contracts were terminated and each of Messrs. Webb and Dixon entered into Separation Agreements providing for the immediate cash payment of $308,493 and $215,133, respectively, in satisfaction of their claims under the terms of their respective employment agreements.

RETENTION BONUS PROGRAM

    Six members of the Company's senior management (Messrs. Webb, Dixon, Lund, Mindemann, McGrath and Steven Moncreiff, Vice President of Operations) were awarded retention bonuses of fifty percent (50%) of their respective annual base salaries. The bonus awards are payable, in cash increments, upon satisfaction of certain identified performance benchmarks. Fifteen percent (15%) is payable upon the solicitation by the Company of the holders of at least 66 2/3% of the outstanding CS Notes in support of a plan of reorganization of the Company; thirty-five percent (35%) is payable upon consummation of a plan of reorganization restructuring the outstanding debt of the Company; thirty-five percent (35%) is payable upon the filing of applications with the FCC seeking two way authorization in certain specified markets; and fifteen percent (15%) payable upon execution of leases with MMDS and ITFS licenseholders in certain specified markets authorizing two way transmission by the Company in such markets. Messrs. Webb and Dixon have released their rights under the program in connection with their respective departures from the Company.

    Additionally, the Compensation Committee has authorized and directed management of the Company to set aside up to a maximum aggregate sum of $250,000 to be distributed to key employees designated by management within certain parameters established by the Compensation Committee.

MANAGEMENT STOCK OPTIONS

    In 1996, the Company established the CS Wireless Systems, Inc. Incentive Stock Plan ("Stock Plan") which provides for the issuance of stock options to officers and other key employees of the Company and its subsidiaries. The Stock Plan makes available for issuance 1,500,000 shares of common stock. Options issued under the Stock Plan have varying vesting periods as provided in separate stock option agreements and generally carry an expiration date of ten years subsequent to the date of issuance. Options issued are required to have an exercise price of not less than fair market value of the Company's common stock on the date of grant. All outstanding options have been awarded at exercise prices of $9.40 and $6.50. Certain employees of the Company surrendered their respective options to purchase the Company's Common Stock in March 1999 in consideration for the issuance by CAI of options to purchase an aggregate of 205,000 shares of CAI Common Stock at their then current exercise price. The terms and conditions of the options are governed by the 1998 Stock Option Plan adopted by CAI in connection with its reorganization under Chapter 11 of the United States Bankruptcy Code. CAI's 1998 Stock Option Plan is described in the Quarterly Report filed by CAI with the Securities and Exchange Commission on Form 10-Q for the quarterly period ended December 31, 1998.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During 1998, Messrs. Abbruzzese and Happ comprised the Compensation Committee. Mr. Abbruzzese is Chairman, Chief Executive Officer and a director of CAI. Mr. Happ serves as a director of CAI. The Company and CAI engaged in certain transactions more particularly described in ITEM 13-- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information as of April 15, 1999 regarding the beneficial ownership of the Common Stock of the Company by (a) each person that is the beneficial owner of more than five percent of the Common Stock of the Company, (b) the directors of the Company, (c) the Chief Executive Officer and the Named Executive Officers of the Company, and (d) all directors and executive officers of the Company as a group:

                                                              NUMBER OF          PERCENTAGE OF
BENEFICIAL OWNER                                            COMMON SHARES     OUTSTANDING SHARES
---------------------------------------------------------  ---------------  -----------------------
CAI Wireless Systems, Inc. ..............................      6,421,166                  94%
  18 Corporate Woods Blvd.
  Third Floor
  Albany, NY 12211

Jared E. Abbruzzese .....................................              0                   0
  18 Corporate Woods Blvd.
  Third Floor
  Albany, NY 12211

John M. Lund ............................................              0                   0
  1101 Summit Avenue
  Plano, TX 75074

Albert G. McGrath, Jr. ..................................              0                   0
  1101 Summit Avenue
  Plano, TX 75074

James P. Ashman .........................................              0                   0
  18 Corporate Woods Blvd.
  Third Floor
  Albany, NY 12211

Robert D. Happ ..........................................              0                   0
  18 Corporate Woods Blvd.
  Third Floor
  Albany, NY 12211

David M. Tallcott .......................................              0                   0
  18 Corporate Woods Blvd.
  Third Floor
  Albany, NY 12211

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Certain officers and directors of the Company and its affiliates are involved in other relationships and transactions with the Company, including interests in certain affiliated companies and in companies which provide CS with certain services. Recent transactions with affiliates are summarized below.

    TELQUEST SATELLITE SERVICES. TelQuest is a joint venture between CAI, the Company, and TelQuest Communications, Inc., a company controlled by Mr. Abbruzzese, the Chairman of the Boards of CAI and the Company. TelQuest was formed on August 4, 1997 for the purpose of developing and operating satellite systems providing digital services.

    The Company acquired a 25% ownership interest in TelQuest for consideration of an initial contribution of $2.5 million in cash (paid in quarterly installments beginning August 1997) and, through a five-year renewable lease at a nominal amount, of approximately $2.5 million in equipment. In connection with

CAI's acquisition of its 25% interest, CAI made four cash payments totaling $2.5 million and contributed to TelQuest a combination of equipment (made available to TelQuest pursuant to a five-year renewable lease at a nominal rental amount) and cash (in lieu of equipment) totaling $2.5 million. The Company and CAI increased their respective ownership interests to 30% in December 1997.

    In conjunction with their respective investments in TelQuest, the Company and CAI each entered into an affiliation agreement with TelQuest facilitating the purchase from TelQuest of pre-digitized video programming from TelQuest for those markets, if any, in which the Company or CAI launches a commercial digital subscription video product. The Company designated its Dallas and Ft. Worth markets and CAI designated its Boston market as the first of its markets to receive TelQuest digital video programming.

    The Company purchased in July 1998 the leasehold rights of TelQuest in certain headend equipment owned by CAI for $1.9 million in furtherance of the development of a contingency plan designed to ensure uninterruptible delivery of digital video programming services. In October, the Company commenced the relocation of certain of the leased headend equipment from the TelQuest facilities in Atlanta, Georgia to Dallas, Texas. The Company completed the relocation of the equipment in December 1998.

    EQUIPMENT SALES AND PURCHASES; CERTAIN OTHER PAYMENTS. During the years ended December 31, 1998 and 1997, CS purchased approximately $3.4 million and $300,000 of equipment from CAI upon payment terms of 20% down and the balance due 30 days after delivery. The equipment consisted primarily of equipment purchased by CAI for its Boston, MA project. The Company believes the purchase terms obtained from CAI were more favorable than terms available from third party vendors. Additionally, during April 1997, CAI placed purchase orders approximating $1.6 million with CS for equipment needed for the Boston project, taking advantage of CS favorable pricing arrangements with its vendors. The Company reimbursed CAI for payments made by CAI to the FCC in connection with the BTA Auction with respect to the Company's markets; the reimbursements were approximately $12.0 million in 1996, $1.9 million in 1997, and $643,200 in 1998. The Company reimbursed Heartland in the amounts of approximately $1.1 million in 1996, $252,560 in 1997, and $435,427 in 1998, including interest, for payments made by Heartland in connection with the BTA Auction. Additionally, the Company paid CAI approximately $471,000 and $139,000 for services rendered, rent, licensing, and other fees during 1997 and 1998, respectively.

    ENGINEERING AND SPECTRUM MANAGEMENT SERVICES. CAI has arrangements with CS pursuant to which CAI personnel provide engineering and spectrum management services, including engineering consulting services required in connection with the digital build-out by CS of its Dallas and Ft. Worth markets. CAI receives $10,000 per month plus reimbursement for all reasonable expenses incurred in the performance of such consulting services. The Company has recently negotiated the terms of such arrangement and entered into an Engineering and Spectrum Management Agreement (the "Management Agreement") with CAI and CAI/AMI Spectrum Management, Inc., a wholly-owned subsidiary of CAI ("AMI"). Effective March 1, 1999, AMI assumed supervision and delivery of all engineering and spectrum management services, in a coordinated effort with CAI, as the Company prepares to take advantage of the expanded use of its MMDS spectrum contemplated by the Two-Way Order.

    Under the Management Agreement, AMI has commenced, directly or through third parties, supervising or providing all engineering and technical advice, services and consulting related to the MMDS spectrum controlled by the Company. AMI will also manage all of such spectrum for the Company, subject to the Company's business plan and an approved budget. Pursuant to the Management Agreement, the Company has delegated to AMI full authority over engineering and over the deployment of the Company's MMDS spectrum for the five-year term of the Management Agreement, in a manner consistent with the business plan approved by the Company's board of directors.

    AMI, which provides the same services to CAI, has agreed to provide the services contemplated by the Management Agreement in exchange for a fee equal to 40% of AMI's fully allocated costs plus an administrative fee of 20% of such amount. The fee is payable quarterly in advance. Additionally, the Company has agreed to reimburse AMI for out-of-pocket expenses associated with the services, subject to certain approvals if the expenses exceed the amounts contemplated by an approved budget.

    Pursuant to the Management Agreement, AMI is also providing the Company with an acting chief executive officer and an acting chief operating officer. Jared
E. Abbruzzese, Chairman of the Company and Chairman and Chief Executive Officer of CAI, has been named Acting Chief Executive Officer, and Derwood Edge, a Senior Vice President and Chief Systems Officer of CAI, has been named Acting Chief Operating Officer. The Company agreed to pay a fee equal to 30% of CAI's compensation costs for Mr. Abbruzzese's services rendered as acting chief executive officer and a fee equal to 75% of CAI's compensation costs for Mr. Edge's services rendered as acting chief operating officer. Each fee is payable by the Company monthly in advance. Pursuant to the Management Agreement, the parties agree to negotiate these fees at the conclusion of the initial 6 months of the agreement. The Company may terminate the acting chief executive officer or chief operating officer services at any time upon ten days' prior written notice and payment in full of all fees owing as of the intended date of termination

    Also, up to 20% of the professional time of Mr. Gerald Stevens-Kittner, CAI's Senior Vice President--Spectrum Management, is devoted to CS spectrum management matters, including regulatory issues before the FCC. CS compensates Mr. Stevens-Kittner directly for such services. CAI charges CS a PRO RATA portion of the monthly rent payment for its Arlington office space, based on the office space used by one CS Wireless employee resident in the Arlington office.

    ALAN SONNENBERG. On September 4, 1997, the Board of Directors of the Company approved an agreement (the "Separation Agreement") with Alan Sonnenberg, the former Vice Chairman of the Company's Board of Directors, to terminate Mr. Sonnenberg's Employment Agreement dated as of February 23, 1996. Pursuant to the Separation Agreement, Mr. Sonnenberg received a lump sum payment of $500,000 and acknowledgment by the Company of the vesting of Mr. Sonnenberg's options (the "Options") to purchase 172,044 shares of CS Common Stock under the 1996 CS Wireless Systems, Inc. Incentive Stock Plan (the "Plan") at an exercise price of $6.50 per share. On the first anniversary of the date of the Separation Agreement, Mr. Sonnenberg had the option, provided the CS Common Stock was not then publicly traded and the price per share quoted on any applicable exchange or over-the-counter was greater than $9.50, to (i) hold the Options, in which event the Options would have been exercisable until the five-year anniversary of the Separation Agreement in accordance with the Plan, or (ii) deliver written notice ("Election Notice") to the Company of his election to cancel all, but not part of, the Options in consideration for payment by the Company of $500,000 (less applicable taxes); upon delivery of such payment, the Options would lapse without further action. Mr. Sonnenberg exercised his option to receive the cash payment and the Company paid $500,000 to Mr. Sonnenberg in the third quarter of 1998 in consideration for the lapse of the Option. Mr. Sonnenberg resigned from the Company's Board of Directors on December 3, 1998.

    ACQUISITION OF FOREIGN INTERESTS FROM HEARTLAND. On September 29, 1997, the Company acquired 39% of the voting common stock of Television Interactiva del Norte, S.A. de C.V. ("Telinor") from Heartland for cash proceeds of $915,000 and assumption of a cash call obligation in the amount of $145,000. The Company also purchased from Heartland two unsecured promissory notes payable by Telinor for $2.56 million, including accrued interest. The two notes were immediately restructured into one unsecured note accruing interest at 12% and maturing on September 21, 2002. Additionally, the Company consummated another transaction with the principal stockholders of Telinor whereby the Company purchased 49% of the voting stock of Television Inalambrica, S.A. de C.V. ("Television") for cash in the amount of $1.0 million and committed to (i) loan Television up to the sum of $5.0 million in cash or (ii) finance an equivalent amount in sales of the Company's equipment to Television. The funds committed were deposited into escrow pending disbursement or reduction of the required escrow amount through equipment sales to Television. As of December 31, 1998 approximately $950,000 had been advanced to Television in connection with the loan. The remaining escrowed funds have been released to the Company; however, the

Company has advanced an additional $953,405 to Television during 1999. As of December 31, 1998, the Company's recorded investment in Telinor and Television was $7.5 million, including the notes purchased. Telinor and Television were formed to develop wireless cable television systems providing subscription television services in Mexico.

    HEARTLAND NOTE OBLIGATION. The Heartland Long-Term Note:(i) was payable in the principal amount of $15 million and had a final maturity date that is 10 years and one day after the Contribution Closing; (ii) accrued interest at an annual rate of 10% until the first anniversary of the Contribution Closing and 15% thereafter; and (iii) required that all of the net proceeds received by the Company from the sale of assets be applied to the repayment of the Heartland Long-Term Note. Substantially all of the proceeds from the sale of the Atlanta Suburbs Market (see below) were applied to the Heartland Long-Term Note. The Heartland Long-Term Note shall be completely discharged upon consummation of the Heartland Exit Transaction described below.

    ATLANTA SUBURBS MARKET. On July 17, 1996, CS acquired from Heartland all of the outstanding stock of Heartland Wireless Georgia Properties, Inc., a Georgia corporation ("Heartland Georgia") that was a wholly-owned subsidiary of Heartland. Heartland Georgia owns (i) certain leases and licenses for wireless cable frequency rights for wireless cable channels transmitting in Adairsville, Powers Crossroads and Rutledge, Georgia (the "Atlanta Suburbs Markets") and (ii) leases for four tower sites. The purchase price was $7.2 million. On May 22, 1997, the Company consummated the sale to Bell South Corporation of the leases for the Atlanta Suburbs Markets and four tower sites, as well as the BTA license relating to Atlanta, Georgia, and other assets and reimbursable expenses for approximately $16.4 million, resulting in a gain of approximately $0.7 million. The Company subsequently paid to Heartland approximately $15.0 million from the sales proceeds.

    HEARTLAND EXIT TRANSACTION. On December 2, 1998, CS, Heartland and CAI executed a Master Agreement providing for, among other things, the termination of Heartland's rights in, and claims against, the Company. The Master Agreement shall be performed in two steps. Stage I, which has been consummated, required the lease by the Company to Heartland of certain assets related to the Story City, Iowa market, the sale to Heartland of certain consumer premises equipment at agreed upon prices and the payment by the Company to Heartland of $366,000. In consideration, Heartland leased to CS certain assets related to the Portsmouth, New Hampshire market, effected a partial satisfaction of the Heartland Long-Term Note and agreed to various mutual cooperation obligations relative to developmental applications filed by Heartland or CS for two way authority in adjacent and overlapping markets, including Dallas-Ft. Worth. At the Stage II Closing, which is to occur following receipt of certain necessary governmental approvals, CS and Heartland will transfer to one another their respective ownership interests in the Story City, Iowa and Portsmouth, New Hampshire markets, the Heartland Long-Term Note shall be canceled and CS shall pay Heartland $100,000; additionally, the Company agreed to transfer certain inventory to Heartland. In connection with the Master Agreement, the three Heartland designees to the CS Board resigned and the Stockholders Agreement was terminated. At the Stage I Closing, CAI purchased from Heartland all of its CS Common Stock in consideration for $1,534,000. Subsequent to the Stage I Closing, CS redeemed the shares of CS Common Stock that CAI acquired from Heartland in consideration for payment of approximately $1.5 million in cash. The Company solicited and obtained written consents and waivers from the holders of a majority of the outstanding CS Notes relative to the transactions consummated in connection with the Heartland Exit Transactions. The Company agreed to pay to the holders of the CS Notes, as of December 3, 1999, the aggregate sum of $1.25 million in connection with the consents and waivers that were deemed by the Company to be necessary under the terms of the Indenture governing the CS Notes. The payment shall be made upon the latter to occur of (i) three business days following the Stage III Closing and (ii) the date on which the Company may be legally permitted to make such payment.

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

    STORY CITY, IOWA OPERATING MARKET. The Company entered in a letter of intent in 1996 pursuant to which Heartland agreed to acquire the wireless cable operating system in Story City (also known as Radcliffe), Iowa, and wireless cable assets in Scottsbluff, Nebraska and Kalispell, Montana currently held by the Company for an aggregate of approximately $3.9 million. The Company received the Story City system and Scottsbluff and Kalispell assets in connection with the USA Wireless Acquisition. Heartland terminated the letter of intent and, effective December 30, 1997, the Company assumed operational control of the markets. The Company reimbursed Heartland in 1998 for approximately $300,000 in capital expenditures. The Company subsequently agreed to transfer the Story City operating market to Heartland in connection with the Heartland Exit Transaction described above.

    INSTALLATION CONTRACTING. In September 1997, the Company entered into an Installation Contractor Agreement with ACS Telecommunications Systems, Inc. ("ACS") whereby ACS agreed to provide installation contractor services in the Dallas, Texas vicinity and such other markets as mutually agreed upon. The Agreement has a term of two years. In addition to Dallas, ACS has provided services for the Company in the majority of the Company's operating markets. The Company paid $988,000 and $4.4 million, respectively, for the years ended December 31, 1997 and 1998. In order to reduce the Company's expenditures for installation services and service calls, the Company terminated the Installation Contractor Agreement and negotiated the terms of a new service agreement with reduced minimum and other payments for installation and service call services. In connection with the termination of the original agreement, CS as agreed to pay ACS the sum of $510,000, payable in installments of $210,000, $100,000, $100,000, and $100,000, pursuant to the early termination provisions of the agreement. Mr. Sonnenberg, a former director of the Company, is the principal stockholder of ACS.

    CONSULTING SERVICES. Effective January 13, 1998, the Company entered into a six month services contract with Wireless Digital Net, Inc. ("Digital Net") pursuant to which Digital Net performs sales and marketing functions on behalf of the Company with respect to hospitals, schools and libraries. Digital Net was paid approximately $245,000 for the performance of its services and reimbursement of expenses, including the retention of third party advisors. Anne Dixon, spouse of Thomas W. Dixon, owns 23% of Digital Net and served as President until her resignation effective in June 1998.

    TELEDIST SYSTEMS LLC. TeleDist Systems LLC ("TeleDist") has assisted the Company and Heartland in connection with certain marketing activities conducted at Wal-Mart stores. The Company has paid approximately $100,000 in beta development charges to TeleDist in lieu of affiliation fees for rights to the Company's 21 principal markets. Additionally, the Company paid approximately $17,000 and $105,000 to TeleDist during 1997 and 1998, respectively, for Kiosk rental and marketing fees of selected Wal-Mart stores. Mr. Sitton, a former director of the Company, is a director of and equity owner in TeleDist. The Company terminated the relationship with TeleDist effective March, 1999.

    HEARTLAND LEASE. The Company subleases approximately 10,000 square feet of office space in Plano, Texas from Heartland. Pursuant to the sublease, which expires in April 2003, the Company was obligated to pay Heartland approximately $121,404 per annum plus certain operating costs. In March, 1999 the Company and Heartland agreed to reduce the payment to approximately $39,060 per annum.

    PROGRAMMING COOPERATIVE. In 1997, CS, Heartland, CAI and another wireless cable provider formed Wireless Enterprises, LLC ("Wireless Enterprises"), a cooperative that negotiates programming and marketing services with suppliers of programming. For the eight months ended December 31, 1997 and the year ended December 31, 1998, the Company paid approximately $5.6 million and $8.3 million to Wireless Enterprises for programming and administrative services.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this Annual Report on Form 10-K.

    1.  Consolidated Financial Statements:

       See Index to Consolidated Financial Statements at Item 8.

    2.  Consolidated Financial Statement Schedules:

       Schedule II--Valuation and Qualifying Accounts for the Year Ended December 31, 1998.

    All other Financial Statement Schedules have been omitted because (i) the required information is not present in amounts sufficient to require submission of the schedule, (ii) the information required is included in the Consolidated Financial Statements or the Notes thereto, or (iii) the information required in the Schedules is not applicable to the Company.

    3.  Exhibits:

      3.1  Amended and Restated Certificate of Incorporation of the Company.(1)

      3.2  Certificate of Amendment of Amended and Restated Certificate of Incorporation of the
           Company.(2)

      3.3  Bylaws of the Company.(1)

      4.1  Indenture dated as of February 15, 1996 between the Company and Fleet National Bank of Connecticut (including the form of 11 3/8% Senior Discount Notes and 11 3/8%
           Series B Senior Discount Notes due 2006 as Exhibit A and Exhibit B, respectively, thereto).(1)

     10.1  Participation Agreement dated as of December 12, 1995 among the Company, CAI and
           Heartland.(3)

     10.2  Amendment No. 1 to Participation Agreement dated as of February 22, 1996 among the
           Company, CAI and Heartland.(4)

     10.3  Amended and Restated 1996 CS Wireless Systems, Inc. Incentive Stock Plan.(5)

     10.4  Common Share Registration Rights Agreement dated as of February 15, 1996 between the
           Company and the Initial Purchasers.(1)

     10.5  Stockholders' Agreement dated as of February 23, 1996 among the Company, CAI and
           Heartland.(1)

     10.6  Market Protection Agreement dated as of February 23, 1996 between the Company and
           Heartland.(1)

     10.7  Promissory Note of the Company in the principal amount of $15,000,000 payable to the order of Heartland.(1)

     10.8  Administrative Service Agreement dated as of February 23, 1996 between the Company and Heartland.(1)

     10.9  MMDS Affiliation Agreement dated August 4, 1997 between the Company and TelQuest
           Satellite Services LLC.(6)

    10.10  Separation Agreement dated August 16, 1997 between the Company and Alan
           Sonnenberg.(7)

    10.11  Form of Director and Officer Indemnity Agreement.(8)

    10.12  Installation Contractor Agreement between the Company and ACS Telecommunications
           Systems, Inc.(9)

    10.13  Employment Agreement between the Company and John Lund dated September 23, 1999.(10)

    10.14  Separation Agreement between the Company and Frank Hosea dated October 19, 1999.(11)

    10.15  Employment Agreement between the Company and Albert G. McGrath, Jr. dated November
           12, 1999.(12)

    10.16  Master Agreement among Heartland Wireless Communications, Inc., CS Wireless Systems,
           Inc. and CAI Wireless Systems, Inc. dated as of December 2, 1999.+

    10.17  Separation Agreement between the Company and Thomas Dixon dated February 1, 1999.+

    10.18  Consulting Agreement between the Company and Thomas Dixon dated February 1, 1999.+

    10.19  Separation Agreement between the Company and David E. Webb dated February 16, 1999.+

    10.20  Consulting Agreement between the Company and David E. Webb dated February 16, 1999.+

    10.21  Engineering and Spectrum Management Services Agreement between the Company and CAI
           Wireless Systems, Inc. dated as of March 1, 1999.+

       21  Subsidiaries of the Company.+

     27.1  Financial Data Schedule--Year Ended December 31, 1998.+

------------------------

  + Filed herewith.

 (1) Incorporated by reference to Item 16 of the Company's Registration Statement on Form S-1, File No. 333-3288.

 (2) Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed November 23, 1998.

 (3) Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated December 12, 1995 (File No. 0-22888) of CAI Wireless Systems, Inc. ("CAI").

 (4) Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated March 8, 1996 (File No. 0-22888) of CAI.

 (5) Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 11, 1997.

 (6) Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 29, 1997

 (7) Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 11, 1997.

 (8) Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1997.

 (9) Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed on March 30, 1998 for the year ended December 31, 1997.

(10) Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 23, 1998 for the quarter ended September 30, 1998.

(11) Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on November 23, 1998 for the quarter ended September 30, 1998.

(12) Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 23, 1998 for the quarter ended September 30, 1998.

(b) Reports on Form 8-K.

    During the three-month period ended December 31, 1998, the Company filed the following Current Reports on Form 8-K:

    None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, as of April 15, 1999.

                                CS WIRELESS SYSTEMS, INC.
                                Registrant

                                By:           /s/ JARED E. ABBRUZZESE
                                     -----------------------------------------
                                                Jared E. Abbruzzese
                                         ACTING CHIEF EXECUTIVE OFFICER AND
                                       DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of April 15, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.

         /s/ JOHN M. LUND                       /s/ ROBERT D. HAPP
-----------------------------------     -----------------------------------
           John M. Lund                           Robert D. Happ
 SENIOR VICE PRESIDENT FINANCE AND                   DIRECTOR
      CHIEF FINANCIAL OFFICER
   (PRINCIPAL FINANCIAL OFFICER)

        /s/ JAMES P. ASHMAN                     /s/ DAVID TALLCOTT
-----------------------------------     -----------------------------------
          James P. Ashman                         David Tallcott
             DIRECTOR                                DIRECTOR

                           CS WIRELESS SYSTEMS, INC.
                               ITEMS 8 AND 14(A)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
CS Wireless Systems, Inc. and Subsidiaries:
  Independent Auditors' Report.............................................................................         F-2
  Consolidated Balance Sheet as of December 31, 1998 and 1997..............................................         F-3
  Consolidated Statement of Operations for the years ended December 31, 1998, 1997
    and 1996...............................................................................................         F-5
  Consolidated Statement of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996......         F-6
  Consolidated Statement of Cash Flows for the years ended December 31, 1998, 1997
    and 1996...............................................................................................         F-7
  Notes to Consolidated Financial Statements...............................................................         F-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
CS Wireless Systems, Inc.:

    We have audited the accompanying consolidated balance sheets of CS Wireless Systems, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CS Wireless Systems, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

    As discussed in note 1(f) to the consolidated financial statements, the Company changed its method of accounting for the costs of start-up activities in 1998 to adopt the provisions of Statement of Accounting Position 98-5, "Reporting on the Costs of Start-up Activities."

KPMG LLP
Dallas, Texas
April 12, 1999

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                1998       1997
                                                                                             ----------  ---------
                                                      ASSETS

Current assets:
  Cash and cash equivalents................................................................  $   41,839     74,564
  Restricted cash (note 4).................................................................          --      5,030
  Subscriber receivables, less allowance for doubtful accounts of $339 and $257 in 1998 and
    1997, respectively.....................................................................       1,542      1,026
  Prepaid expenses and other...............................................................         638        939
                                                                                             ----------  ---------
    Total current assets...................................................................      44,019     81,559

Property and equipment, net (note 5).......................................................      43,645     50,519
License and leased license investment, net of accumulated amortization of $25,481 and
  $16,159 in 1998 and 1997, respectively (notes 2 and 3)...................................     157,269    170,689
Goodwill, net of accumulated amortization of $7,707 in 1997 (notes 2 and 3)................          --     48,243
Assets held for sale (note 3)..............................................................       2,102         --
Investments in and loans to equity affiliates (note 4).....................................       3,884      8,503
Debt issuance costs, net of accumulated amortization of $2,101 and $1,286 in 1998 and 1997,
  respectively.............................................................................       7,444      8,260
Other assets, net..........................................................................         454      2,930
                                                                                             ----------  ---------
                                                                                             $  258,817    370,703
                                                                                             ----------  ---------
                                                                                             ----------  ---------

          See accompanying notes to consolidated financial statements

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                               1998        1997
                                                                                            -----------  ---------
                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses, including payable to affiliates of $282 in 1997
    (note 6)..............................................................................  $     5,490      8,652
  Current portion of long-term debt (note 7)..............................................          199        217
  Current portion of BTA auction payable to affiliates including accrued interest payable
    (note 7)..............................................................................          354      1,122
  Deferred revenue........................................................................        1,237        628
  Other current liabilities...............................................................           --        895
                                                                                            -----------  ---------
    Total current liabilities.............................................................        7,280     11,514
                                                                                            -----------  ---------

Long-term debt, excluding current portion (note 7)........................................      316,720    283,686
BTA auction payable to affiliates, excluding current portion (note 7).....................        3,505      3,274
                                                                                            -----------  ---------
    Total liabilities.....................................................................      327,505    298,474
                                                                                            -----------  ---------

Stockholders' equity (deficit) (notes 3 and 9):
  Preferred stock, $.01 par value; authorized 5,000,000 shares in 1997; none in 1998......           --         --
  Common stock, $.001 par value; authorized 40,000,000 shares in 1997, 15,000,000 in 1998;
    issued and outstanding 10,702,609 shares in 1998 and
    1997..................................................................................           11         11
  Treasury stock, at cost; 3,838,138 and 2,103 shares in 1998 and 1997,
    respectively..........................................................................       (1,574)       (40)
  Additional paid-in capital..............................................................      154,557    154,557
  Accumulated deficit.....................................................................     (221,682)   (82,299)
    Total stockholders' equity (deficit)..................................................      (68,688)    72,229

Commitments and contingencies (notes 8 and 13)
                                                                                            -----------  ---------
                                                                                            $   258,817    370,703
                                                                                            -----------  ---------
                                                                                            -----------  ---------

          See accompanying notes to consolidated financial statements.

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              1998           1997         1996
                                                                          -------------  ------------  ----------
Revenues................................................................  $      26,259        26,920      22,738
Operating expenses:
  Systems operations....................................................         16,409        14,976      13,258
  Selling, general and administrative...................................         18,984        15,849      13,934
  Depreciation and amortization.........................................         29,222        26,858      20,345
  Impairment of long-lived assets (note 2)..............................         63,907            --          --
                                                                          -------------  ------------  ----------
    Total operating expenses............................................        128,522        57,683      47,537
                                                                          -------------  ------------  ----------
    Operating loss......................................................       (102,263)      (30,763)    (24,799)
                                                                          -------------  ------------  ----------
Other income (expense):
  Interest expense......................................................        (34,679)      (31,995)    (24,959)
  Interest income.......................................................          3,399         5,469       6,600
  Equity in net losses of affiliates (note 4)...........................         (2,553)       (1,349)         --
  Other.................................................................         (1,419)          644          --
                                                                          -------------  ------------  ----------
    Other income (expense), net.........................................        (35,252)      (27,231)    (18,359)
                                                                          -------------  ------------  ----------
    Loss before income taxes and cumulative effect of change in
      accounting principle..............................................       (137,515)      (57,994)    (43,158)
Income tax benefit (note 10)............................................             --         5,429      14,631
                                                                          -------------  ------------  ----------
    Loss before cumulative effect of change in accounting principle.....       (137,515)      (52,565)    (28,527)
Cumulative effect of change in accounting principle.....................         (1,868)           --          --
                                                                          -------------  ------------  ----------
    Net loss............................................................  $    (139,383)      (52,565)    (28,527)
                                                                          -------------  ------------  ----------
                                                                          -------------  ------------  ----------
Basic and diluted loss per common share before cumulative effect of
  change in accounting principle........................................  $      (13.23)        (4.94)      (3.06)
                                                                          -------------  ------------  ----------
                                                                          -------------  ------------  ----------
Basic and diluted loss per common share.................................  $      (13.41)        (4.94)      (3.06)
                                                                          -------------  ------------  ----------
                                                                          -------------  ------------  ----------
Weighted average basic and dilutive shares outstanding..................  $  10,395,558    10,639,190   9,170,169
                                                                          -------------  ------------  ----------
                                                                          -------------  ------------  ----------

          See accompanying notes to consolidated financial statements.

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   COMMON STOCK         ADDITIONAL
                                             -------------------------   PAID-IN    DIVISION   TREASURY   ACCUMULATED
                                                SHARES       AMOUNT      CAPITAL     EQUITY      STOCK      DEFICIT        TOTAL
                                             ------------  -----------  ----------  ---------  ---------  ------------  -----------
Balance, December 31, 1995.................         1,000   $       1   $   15,950  $  45,572  $      --   $   (1,207)  $    60,316
Contribution to Company--true-up adjustment
  (note 3).................................     9,999,000           9      131,503    (45,572)        --           --        85,940
Issuance of common stock pursuant to Unit
  Offering.................................       110,000          --          800         --         --           --           800
Issuance of common stock in acquisition....       335,408          --        6,305         --         --           --         6,305
Net loss...................................            --          --           --         --         --      (28,527)      (28,527)
                                             ------------         ---   ----------  ---------  ---------  ------------  -----------
Balance, December 31, 1996.................    10,445,408          10      154,558         --         --      (29,734)      124,834
Contribution to Company--true-up adjustment
  (note 3).................................       257,201           1           (1)        --         --           --            --
Treasury stock purchases (note 3)..........            --          --           --         --        (40)          --           (40)
Net loss...................................            --          --           --         --         --      (52,565)      (52,565)
                                             ------------         ---   ----------  ---------  ---------  ------------  -----------
Balance, December 31, 1997.................    10,702,609          11      154,557         --        (40)     (82,299)       72,229
Treasury stock purchases (note 3)..........            --          --           --         --     (1,534)          --        (1,534)
Net loss...................................            --          --           --         --         --     (139,383)     (139,383)
                                             ------------         ---   ----------  ---------  ---------  ------------  -----------
Balance, December 31, 1998.................    10,702,609   $      11   $  154,557  $      --  $  (1,574)  $ (221,682)  $   (68,688)
                                             ------------         ---   ----------  ---------  ---------  ------------  -----------
                                             ------------         ---   ----------  ---------  ---------  ------------  -----------

          See accompanying notes to consolidated financial statements.

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                                                                     1998       1997       1996
                                                                                  ----------  ---------  ---------
Cash flows from operating activities:
  Net loss......................................................................  $ (139,383)   (52,565)   (28,527)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Deferred income taxes.......................................................          --     (5,429)   (14,631)
    Depreciation and amortization...............................................      29,222     26,858     20,345
    Accretion on discount notes and amortization of debt issuance costs.........      33,934     30,395     23,483
    Non-cash interest expense on other long term debt...........................         770      1,524      1,275
    Impairment of long-lived assets (note 2)....................................      63,907         --         --
    Discount and provision for long-term notes receivable (note 4)..............       1,770         --         --
    Write-off of start-up and organizational costs (note 1 (f)).................       1,868         --         --
    Gain on sale of assets, net.................................................          --       (644)        --
    Equity in losses of affiliates..............................................       2,553      1,349         --
    Changes in assets and liabilities, net of effects of contributions, acquisitions and assets held for sale:
      Subscriber receivables, net...............................................        (516)        63       (115)
      Prepaid expenses and other................................................         301         41       (345)
      Accounts payable, accrued expenses and other liabilities..................      (2,485)     1,545        928
                                                                                  ----------  ---------  ---------
        Net cash provided by (used in) operating activities.....................      (8,059)     3,137      2,413
Cash flows from investing activities:
  Purchases of property and equipment...........................................     (18,930)   (22,685)   (13,243)
  Additions to intangible assets................................................      (4,853)    (4,329)    (3,816)
  Subscriber acquisition, net of property and equipment.........................          --       (448)        --
  Investment in assets held for sale............................................        (423)      (943)    (8,766)
  Proceeds from sale of assets..................................................          --     16,350         --
  Issuance of notes receivable..................................................          --         --     (1,510)
  Utilization of (investment in) in restricted cash.............................       5,030     (5,030)        --
  Investment in equity affiliates...............................................      (1,257)    (6,555)        --
  Other.........................................................................        (895)      (540)        81
                                                                                  ----------  ---------  ---------
        Net cash used in investing activities...................................     (21,328)   (24,180)   (27,254)
Cash flows from financing activities:
  Proceeds from long-term debt..................................................          --        500         --
  Payments of capital lease obligations.........................................        (139)       (95)      (198)
  Payments on BTA auction payable and other.....................................      (1,665)      (493)   (20,125)
  Payment in settlement of USA acquisition......................................          --     (2,103)        --
  Payments on Heartland Short-Term Note.........................................          --         --    (25,000)
  Payments on Heartland Long-Term Note..........................................          --    (15,274)        --
  Purchase of shares into treasury (note 3(c))..................................      (1,534)        --         --
  Proceeds from Unit Offering...................................................          --         --    229,484
  Debt issuance costs...........................................................          --         --     (9,793)
  Cash distributed pursuant to Contributions (note 3)...........................          --         --    (36,639)
                                                                                  ----------  ---------  ---------
        Net cash provided by (used in) financing activities.....................      (3,338)   (17,465)   137,729
                                                                                  ----------  ---------  ---------
Increase (decrease) in cash and cash equivalents................................     (32,725)   (38,508)   112,888
Cash and cash equivalents at beginning of year..................................      74,564    113,072        184
                                                                                  ----------  ---------  ---------
Cash and cash equivalents at end of year........................................  $   41,839     74,564    113,072
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
Cash paid for interest..........................................................  $      446        263        114
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------

          See accompanying notes to consolidated financial statements.

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996

                  (TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

(1)  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A)  DESCRIPTION OF BUSINESS

    CS Wireless Systems, Inc. and subsidiaries (the "Company" or "CS Wireless") develop, own and operate a network of wireless cable television systems providing subscription television and high-speed Internet access services. The Company has a portfolio of wireless cable channel rights in various markets in the United States. The Company currently has systems in operation in eleven markets, and it owns or holds lease rights in several other markets.

    Wireless cable television is a relatively new industry within the highly competitive subscription television industry. The Company's principal subscription television competitors in each of its markets are traditional hard-wire cable companies, direct broadcast satellite, private cable companies and other alternate methods of distributing and receiving television transmissions. Hard-wire cable companies generally are well-established and known to potential customers and have significantly greater financial and other resources than the Company. As the telecommunications industry continues to evolve, the Company may face additional competition from new providers of entertainment and data services. In addition, until the Company can increase its channels offered through the deployment of digital compression technology, the Company's existing competitors generally have more channels to offer subscribers. There can be no assurance that the Company will be able to compete successfully with existing or potential competitors in the subscription television industry.

    In addition to wireless cable television services, the Company intends to expand the use of wireless channel rights spectrum to include telecommunications services. These new services are expected to include two-way data transmission services and telephony services, possibly through the participation of a strategic partner.

    The Company has incurred significant operating losses since inception and has negative stockholders' equity at December 31, 1998. Losses are expected for at least the next year as the Company continues to develop its wireless communications business. The Company has approximately $41,800,000 in cash and cash equivalents at December 31, 1998, and, based on its current operating plan, believes that it has sufficient cash to fund its anticipated capital expenditures and operating losses through at least the first quarter of 2000. However, the growth of the Company's wireless communications business may require substantial continuing investment to finance capital expenditures related to the acquisition of channel rights and infrastructure development of digital video programming, two-way frequency utilization and telephony systems. Additionally, significant debt service begins in September 2001. Without additional funding through debt or equity offerings, joint ventures, the sale or exchange of its wireless cable channel rights or the participation of a strategic partner, or the restructuring of its debt agreements, the Company may not be able to meet its future debt and interest payments. There can be no assurance that the Company will achieve positive cash flow from operations, or consummate the sale of any wireless cable channel rights or that sufficient debt or equity financing will be available to the Company. In addition, subject to restrictions under its outstanding debt, the Company may pursue other opportunities to acquire additional wireless cable channel rights and businesses that may utilize the capital currently expected to be available for its current markets.

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

                  (TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

(1)  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    The amount and timing of the Company's future capital requirements will depend upon a number of factors, including programming, equipment costs and marketing costs, staffing levels, subscriber growth, competitive conditions, and the presence of a strategic partner, many of which are beyond the control of the Company. Failure to obtain any required additional financing could materially affect the growth, cash flow or operating results of the Company.

    (B)  PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    The accompanying consolidated financial information for the period from January 1, 1996 through February 23, 1996 reflects the combined financial position and results of operations for the Company's wireless cable system serving the Cleveland, Ohio market, which is comprised of the accounts of the Company and certain assets of Atlantic Microsystems, Inc. For the period subsequent to February 23, 1996, the Company's consolidated financial statements include the results of operations of the entities and assets contributed to the Company on February 23, 1996 (see note 3).

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

    (D)  LICENSE AND LEASED LICENSE INVESTMENT

    License and leased license investment includes costs incurred to acquire and/or develop wireless cable channel rights. Costs incurred to acquire channel rights issued by the Federal Communications Commission ("FCC") are deferred and amortized ratably over estimated useful lives of 15 years beginning with inception of service in each respective market. As of December 31, 1998 and 1997, $17,900,000 and $54,800,000, respectively, of the license and leased license investment was not yet subject to amortization.

    (E)  GOODWILL

    Goodwill represents excess purchase price of acquisitions over identifiable net tangible and intangible assets. Goodwill is amortized ratably over an estimated useful life of 15 years beginning with the acquisition of the market.

    The Company assesses the recoverability of goodwill by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

                  (TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved (note 2).

    (F)  OTHER ASSETS

    Other assets includes a non-compete agreement with a former officer and certain other intangible assets, including organizational costs at December 31, 1997, totaling approximately $469,000 and $2,085,000 at December 31, 1998 and 1997, respectively, net of accumulated amortization of approximately $240,000 and $486,000, respectively. These assets are being amortized over the respective lives of the underlying agreements.

    The Company adopted the provisions of Statement of Position 98-5 ("SOP 98-5"), REPORTING ON THE COSTS OF START-UP ACTIVITIES, effective January 1, 1998. This pronouncement requires that costs of start-up activities, including organizational costs, should be expensed as incurred. As a result of adopting SOP 98-5, the Company recorded a charge of $1,868,000 as a cumulative effect of the change in accounting principle as of January 1, 1998.

    (G)  LONG-LIVED ASSETS

    Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell or otherwise dispose of (note 2).

    (H)  INCOME TAXES

    Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax expense is the total of tax payable for the period and the change in deferred tax assets and liabilities during the period.

    (I)  REVENUE RECOGNITION

    Revenues from subscribers are recognized in the period of service. Amounts paid in advance are recorded as deferred revenue.

    (J)  SYSTEMS OPERATIONS

    Systems operations expenses consist principally of programming fees, channel lease costs, tower rental and other costs for providing service.

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

                  (TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

(1)  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company is party to several contract arrangements with related parties to provide programming, installation and other services (see note 11).

    (K)  STATEMENT OF CASH FLOWS

    For purposes of the statements of cash flows, the Company considers temporary cash investments purchased with original maturities of three months or less and which are available for use in operations to be cash equivalents. The Company had cash equivalents of $41,520,000 and $75,352,000 at December 31, 1998 and 1997, respectively.

    (L)  INVESTMENTS IN AFFILIATES

    Investments in affiliates are accounted for under the equity method as the Company's investment in each of three companies represents greater than 20% interest and the Company has the ability to exercise significant influence over each of the entities. Under this method, the investment originally recorded at cost is adjusted to recognize the Company's share of net earnings or losses of the affiliate as they occur. The Company's share of net earnings or losses of affiliates includes the amortization of purchase adjustments.

    (M)  NET LOSS PER COMMON SHARE

    The Company adopted SFAS No. 128, EARNINGS PER SHARE ("SFAS No. 128"), in 1997. Accordingly, the Company has presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the year, and diluted loss per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the year.

    The potentially dilutive effect of the Company's stock options has not been considered in the computation of diluted net loss per common share since their effect would be antidilutive.

    (N)  ACCOUNTING FOR STOCK OPTIONS

    On January 1, 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123. Under APB Opinion No. 25, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

                  (TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

(1)  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    (O)  COMPREHENSIVE INCOME

    The Company adopted the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," in the first quarter of 1998, which required companies to disclose comprehensive income separately from net income. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-ownership sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The adoption of this statement had no effect on the Company at December 31, 1998, because the Company has no elements of other comprehensive income. Accordingly, comprehensive income and net income are the same amount for each period presented.

    (P)  SEGMENT REPORTING

    In January 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS No. 131"). SFAS No. 131 requires that public companies report operating segments based upon how management allocates resources and assesses performance. Based on the criteria outlined in SFAS No. 131, the Company is comprised of a single reportable segment--distribution of wireless cable television subscription services. No additional disclosure is required by the Company to conform to the requirements of SFAS No. 131.

    (Q)  USE OF ESTIMATES

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

    (R)  RECLASSIFICATIONS

    Certain reclassifications have been made to prior year consolidated financial statements to conform to the current year presentation.

(2)  IMPAIRMENT OF LONG-LIVED ASSETS

    During the second and third quarters of 1998, CAI and a wholly-owned subsidiary announced their intention to file a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code and Heartland Wireless Communications, Inc. ("Heartland") announced its intent not to pay interest on certain of its bonds. As a result of these negative industry events, combined with continuing net losses, the Company reassessed its business strategy and evaluated its long-lived assets for impairment based on these bankruptcy petitions and determined that cash flows from operations would not be adequate to fund the capital outlay required to build out non-operating markets while continuing the build out of the digital market in Dallas, Texas. Thus, in accordance with SFAS No. 121, the Company began the process of estimating the fair values of the long-lived assets. Although this process was not complete prior to filing the June 30, 1998 Quarterly Report on Form 10-Q, the Company recorded a non-cash impairment charge of

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

                  (TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

(2)  IMPAIRMENT OF LONG-LIVED ASSETS (CONTINUED)
$46,378,000 to write off the carrying value of the Company's goodwill based on preliminary estimates of fair value.

    During the third quarter, the Company engaged a third party to assist in completing the recoverability analysis in conjunction with a Company-wide valuation analysis. This process was completed during the fourth quarter of 1998. In assessing the fair value of its long-lived assets, the Company and the third party considered relevant cash flows, estimated future operating results, trends, management's strategic plans, competition and other available information including the fair value of wireless channel rights owned and leased. Based on the results of this internal analysis and the third-party valuation, the Company recorded additional impairment charges to certain operating and non-operating markets' long-lived assets in the fourth quarter of 1998. This impairment charge, combined with the second quarter charge, totaled $63,907,000, as follows:

DESCRIPTION OF WRITE-DOWNS
-----------------------------------------------------------------------------------
Property and equipment.............................................................  $   9,400
License and leased license investment..............................................      8,129
Goodwill...........................................................................     46,378
                                                                                     ---------
                                                                                     $  63,907

    The Company's estimates of future gross revenues and operating cash flows, the remaining estimated lives of long-lived assets, or both, could be reduced in the future due to changes in, among other things, technology, government regulation, available financing, interference issues or competition. As result, the carrying amounts of long-lived assets could be reduced by additional amounts which would be material to the Company's financial position and results of operations.

(3)  CONTRIBUTIONS/ACQUISITIONS AND DISPOSITIONS

    (A)  CONTRIBUTIONS TO COMPANY

    On February 23, 1996, CAI and Heartland contributed to the Company (the "Contributions") certain wireless cable television assets comprising various markets in the United States. In connection with the Contributions, CAI and Heartland received approximately 5.4 million and 3.6 million shares, respectively, of the Company's newly-issued common stock. In addition, CAI received approximately $750,000 in cash and Heartland received approximately $30.9 million in cash, a nine-month note for $25 million (the "Heartland Short-Term Note") and a 10-year note for $15 million (the "Heartland Long-Term Note"). The Heartland Short-Term Note was repaid on March 1, 1996 with a portion of the net proceeds from the Unit Offering (see note 7).

    Additionally, in connection with the Contributions, MMDS Holdings II, Inc., an affiliate of Bell Atlantic, and NYNEX MMDS Holding Company, an affiliate of NYNEX, each received 500,000 shares of common stock of the Company for certain non-cash consideration.

    The consummation of the Contributions has been accounted for at CAI's and Heartland's historical cost basis, reduced by the amount of cash and notes distributed to CAI and Heartland in connection with

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

                  (TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

(3) CONTRIBUTIONS/ACQUISITIONS AND DISPOSITIONS (CONTINUED) the Contributions. A substantial portion of the net assets contributed by Heartland were purchased by Heartland on February 23, 1996. Accordingly, Heartland's cost basis with respect to such net assets was determined based on Heartland's allocation of the purchase price to the net assets acquired and liabilities assumed. On November 8, 1996, the Company distributed an additional $5 million in cash to Heartland as part of the equity true-up per the provisions of the agreement governing the contributions. Effective March 31, 1997, an additional 257,201 shares of common stock of the Company were issued to Heartland in satisfaction of certain post-closing adjustments. The net assets contributed to the Company consist primarily of plant and equipment and various wireless cable channel rights. The following is a summary of the net assets contributed to the Company on February 23, 1996 (in thousands):

Working capital deficit...........................................  $    (141)
Plant and equipment, net..........................................     25,755
License and leased license investment and goodwill................    144,340
Deferred income taxes.............................................     (6,982)
Other liabilities.................................................       (393)
                                                                    ---------
                                                                      162,579
Cash and notes distributed to CAI and Heartland...................     76,639
                                                                    ---------
Net assets contributed............................................  $  85,940
                                                                    ---------
                                                                    ---------

    (B)  ACQUISITIONS

    On October 11, 1996, the Company acquired all of the issued and outstanding common stock ("USA Common Stock") of USA Wireless Cable, Inc. ("USA") in a transaction (the "USA Wireless Acquisition") accounted for under the purchase method. USA provided wireless cable service in certain Midwest markets, including but not limited to the Effingham and Wellsville, Kansas; Radcliffe, Iowa; Scottsbluff, Nebraska; Kalispell, Montana; and Rochester, Minnesota markets (the "USA Markets"). At the effective time of the USA Wireless Acquisition, the outstanding shares of USA Common Stock were converted into rights to receive an aggregate $17,635,000 of which approximately $6,305,000 was paid in the form of CS Wireless common stock and approximately $11,330,000 of indebtedness and payables assumed by the Company. In connection with this acquisition, the Company extended two notes receivable to affiliates of USA. A note receivable for $1,260,000 with an interest rate of 12% was settled in February 1997, and a note receivable for $250,000 with an interest rate of 12% was July 1, 1998. However, the affiliates of USA defaulted on this note and the Company wrote-off the balance as uncollectible during the year ended December 31, 1998.

    On July 17, 1996, the Company acquired from Heartland (i) leases and licenses for wireless cable channel rights in Adairsville, Powers Crossroads and Rutledge, Georgia (the "Atlanta (suburbs) markets") and (ii) leases for four tower sites. The purchase price was $7.2 million in cash.

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

                  (TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

(3)  CONTRIBUTIONS/ACQUISITIONS AND DISPOSITIONS (CONTINUED)

    The acquisitions discussed above were accounted for as purchases. Accordingly, the accompanying consolidated financial statements include the results of operations of the acquired entities from the dates of acquisition. A summary of the net assets acquired follows:

Working capital deficit...........................................  $  (1,155)
Property and equipment............................................      1,354
Assets held for sale..............................................     11,800
Intangible assets.................................................     13,959
Deferred tax liability............................................     (2,333)
Notes payable assumed.............................................    (10,120)
                                                                    ---------
    Total purchase price..........................................  $  13,505
                                                                    ---------
                                                                    ---------

    (C)  DISPOSITION AND EXCHANGE

    On December 2, 1998, the Company, CAI and Heartland entered into a Master Agreement providing for, among other things, the termination of Heartland's rights in, and claims against, the Company. As part of the Master Agreement, in December 1998, CAI purchased from Heartland Heartland's ownership in the Company, or 3,836,035 shares of CS Wireless common stock, for $1,534,000. The Company subsequently purchased those shares from for the same price. At December 31, 1998, these shares are recorded as treasury stock. Additionally, the Company agreed to lease certain channel rights and sell the net operating assets of its Radcliffe, Iowa market to Heartland primarily in exchange for the forgiveness by Heartland of the outstanding balance owed by the Company of $2,335,000 under the Heartland Long-Term Note (see note 7) and additional cash payments by the Company to Heartland of $466,000. In December 1998, under the terms of the Master Agreement, the Company made a deposit of $366,000 to Heartland in anticipation of the exchange. This deposit, along with the carrying value of the net assets of the Radcliffe, Iowa market, are classified as assets held for sale at December 31, 1998 in the accompanying consolidated balance sheet.

    On September 3, 1997, pursuant to an agreement dated as of November 6, 1996, the Company consummated an exchange with Peoples Choice TV Corp. of wireless cable channel rights and related assets in Salt Lake City, Utah for wireless cable channel rights and related assets in Kansas City, Missouri. This transaction was accounted for as a non-monetary exchange and, accordingly, the recorded amounts of the assets relinquished were allocated to the assets acquired. In connection with this transaction, the Company exchanged the rights to the BTA license in Salt Lake City with related indebtedness of approximately $330,000 for the rights to a BTA license in Kansas City with related indebtedness of approximately $216,000.

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

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

                  (TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

(4)  INVESTMENTS IN AND LOANS TO AFFILIATES

    TELQUEST SATELLITE SERVICES LLC

    On August 4, 1997 the Company acquired a 25% ownership interest in TelQuest Satellite Services LLC ("TelQuest"), for an initial contribution of $2.5 million in cash (payable in quarterly installments beginning August 1997) and, $2.5 million of equipment leased to TelQuest under a bargain lease. The Company made quarterly payments of approximately $1,394,000 during 1997. As part of the contributions, the Company converted a note receivable from TelQuest entered into during March 1997 in the amount of $200,000 principal into an investment in TelQuest of $211,000. During 1998, the Company made payments of $895,000 which fulfilled the cash contribution requirement of $2,500,000. TelQuest was formed to provide digital video programming signals through its headend in the sky satellite service. The Company entered into a ten-year Affiliation Agreement with TelQuest through which the Company received TelQuest's headend in the sky service as well as other services offered by TelQuest. TelQuest Satellite Services LLC's other members are TelQuest Communications, Inc. and CAI. Both CAI and TelQuest Communications, Inc. are affiliated entities. CAI acquired a 25% ownership in TelQuest for the same consideration given by CS Wireless.

    In July 1998, the Company purchased the leasehold rights of TelQuest in certain headend equipment owned by CAI for $1,900,000 as part of a contingency plan to ensure uninterrupted programming service. In October 1998, the Company commenced the relocation of certain of the leased headend equipment from the TelQuest facilities as TelQuest ceased its headend in the sky service. Accordingly, the Company has classified the carrying value of the previously leased equipment of $2,125,000 and the equipment acquired through the $1,900,000 lease payment as property and equipment at December 31, 1998. Such amounts will be depreciated over the estimated remaining useful lives of the related equipment.

    During the years ended December 31, 1998 and 1997, the Company recorded equity in losses of $1,719,000 and $1,159,000, respectively, related to its investment in TelQuest. In 1998 and 1997, these losses were comprised of: (i) the Company's equity in losses of TelQuest of $146,000 and $1,107,000; (ii) amortization of the cost in excess of the Company's basis in the underlying assets of TelQuest of $1,198,000 and $52,000, respectively; and (iii) amortization of $375,000 and $0, respectively, related to the Company's $2,500,000 investment in the leasehold rights in certain headend equipment. The carrying value of the Company's investment in and advances to TelQuest was $0 and $3,842,000 at December 31, 1998 and 1997, respectively.

    MEXICO INVESTMENTS

    On September 29, 1997, the Company acquired 39% of the voting common stock of Television Interactiva del Norte, S.A. de C.V. ("Telinor") from Heartland for cash proceeds of $915,000 and assumption of a cash call obligation in the amount of $145,000. The Company also purchased from Heartland two unsecured promissory notes payable by Telinor for $2.56 million, including accrued interest. The two notes were immediately restructured into one unsecured note accruing interest at 12% and maturing on September 21, 2002. Additionally, the Company consummated another transaction with the principal stockholders of Telinor whereby the Company purchased 49% of the voting stock of Television Inalambrica, S.A. de C.V. ("Television") for cash in the amount of $1.0 million and committed to (i) loan Television up to the sum of $5.0 million in cash or (ii) finance an equivalent amount in sales of the

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

                  (TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

(4)  INVESTMENTS IN AND LOANS TO AFFILIATES (CONTINUED)
Company's equipment to Television. The funds committed were deposited into escrow pending disbursement or reduction of the required escrow amount through equipment sales to Television. As of December 31, 1997, approximately $5.0 million was held in escrow pursuant to this agreement. During 1998, the escrowed funds were released to the Company.

    Telinor and Television were formed to develop wireless cable television systems providing subscription television services in Mexico. During the years ended December 31, 1998 and 1997, the Company incurred reimbursable overhead allocation costs of approximately $161,000 and $405,000 on behalf of Telinor and Television. Further, the Company funded $145,000 under a cash call obligation and advanced additional funds under the note receivable in the amount of $950,000.

    During the years ended December 31, 1998 and 1997, the Company recorded equity in losses of $833,000 and $190,000, respectively, related to its investments in Telinor and Television (collectively, "Telinor Investments"). In 1998 and 1997, these losses were comprised of $256,000 and $173,000, respectively, of the Company's share in losses of Telinor Investments, and $577,000 and $17,000, respectively, in amortization of the cost in excess of the Company's basis in the underlying assets of Telinor Investments. Additionally, the Company recorded an allowance of $1,200,000 related to the note receivable from Telinor due to uncertainties regarding its ultimate collectibility.

    The carrying value of the Company's investments in and advances to Telinor Investments was $3,884,000 and $4,661,000 at December 31, 1998 and 1997,
respectively, including the Company's note receivable at December 31, 1998 and 1997 of $2,311,000 and $2,560,000, respectively.

(5)  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following at December 31, 1998 and 1997:

                                                                    ESTIMATED
                                               1998       1997     USEFUL LIFE
                                             ---------  ---------  ------------
Subscriber premises equipment and
  installation costs.......................  $  39,003     52,656  1 - 7 years
Transmission equipment and system
  construction costs.......................     21,928     16,035  5 - 10 years
Office furniture and equipment.............      7,434      4,106  5 years
Leasehold improvements.....................      1,156      1,016  5 years
                                             ---------  ---------
                                                69,521     73,813
Less accumulated depreciation and
  amortization.............................    (25,876)   (23,294)
                                             ---------  ---------
                                             $  43,645     50,519
                                             ---------  ---------
                                             ---------  ---------

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

                  (TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

(6)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consist of the following at December 31, 1998 and 1997:

                                                                                1998       1997
                                                                              ---------  ---------
Accounts payable............................................................  $     684      4,680
Accrued programming and licenses............................................      1,158      1,319
Accrued personnel costs.....................................................        806      1,247
Accrued taxes...............................................................        943        528
Other.......................................................................      1,899        878
                                                                              ---------  ---------
                                                                              $   5,490      8,652
                                                                              ---------  ---------
                                                                              ---------  ---------

(7)  LONG-TERM DEBT

    Long-term debt consists of the following at December 31, 1998 and 1997:

                                                             1998       1997
                                                           ---------  ---------
Senior Notes.............................................  $ 314,385    281,266
Heartland Long-Term Note.................................      2,335      2,069
BTA auction payable to affiliates........................      3,859      4,396
Capital leases and other.................................        199        568
                                                           ---------  ---------
    Total long-term debt.................................    320,778    288,299
Less current portion of BTA auction payable..............        354      1,122
Less current portion of long term debt...................        199        217
                                                           ---------  ---------
                                                           $ 320,225    286,960
                                                           ---------  ---------
                                                           ---------  ---------

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

    The Senior Notes were issued pursuant to an Indenture which contains certain restrictive covenants and limitations. Among other things, the Indenture limits the incurrence of additional indebtedness, limits the making of restricted payments (as defined) including the declaration and/or payment of dividends,

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

                  (TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

(7)  LONG-TERM DEBT (CONTINUED)
places limitations on dividends and other payments by the Company's subsidiaries, prohibits the Company and its subsidiaries from engaging in any business other than the transmission of video, voice and data and related businesses and services, and places limitations on liens, certain asset dispositions and merger/sale of assets activity.

    HEARTLAND LONG-TERM NOTE

    In connection with the Contributions on February 23, 1996, Heartland received the Heartland Long-Term Note. The Heartland Long-Term Note has a final maturity date that is 10 years and one day after the closing of the Contributions. The interest rate on the Heartland Long-Term Note increases from 10% to 15% if the Heartland Long-Term Note is not repaid within one year of issuance, with interest accruing and added to the balance annually. No cash interest will be paid on the Heartland Long-Term Note until after the Senior Notes (see above) have been paid in full. During 1997, the Company made a principal payment of approximately $15.3 million with a portion of the proceeds from the disposition of assets and wireless channel rights in Atlanta (see note 3 (c)).

    As part of the Master Agreement (note 3(c)), Heartland agreed to forgive, during 1999, the outstanding balance of the Heartland Long-Term Note in exchange for primarily cash and the wireless cable assets of the Story City, Iowa market. The transactions are expected to be consummated in late May 1999. As agreed, interest on the Heartland Long-Term Note does not accrue subsequent to November 30, 1998.

    BTA AUCTION PAYABLE TO AFFILIATES

    The FCC concluded auctions in 1997 for the award of initial commercial wireless cable licenses for "Basic Trading Areas" or "BTAs" (the "BTA Auction"). Pursuant to an agreement among CAI, Heartland and the Company, CAI and Heartland are obligated to convey to the Company, at their cost, and the Company has agreed to purchase, any rights acquired in the BTA Auction relating to the Company's markets, as well as certain other BTAs. CAI and Heartland were the winning bidders in the amount of approximately $17.9 million with respect to BTAs that will be conveyed to the Company. As of December 31, 1998, the accompanying consolidated balance sheet reflects a BTA auction payable to Heartland of approximately $3,859,000 representing the remaining unpaid balances with respect to BTAs to be conveyed to the Company. At December 31, 1997, the accompanying consolidated balance sheet reflects a BTA auction payable to CAI, Heartland, and other affiliated entities of approximately $643,000, $3,543,000, and $210,000, respectively. The BTA auction payable to Heartland bears interest at 9.5% and is being paid over a 10-year period commencing in the fourth quarter of 1996. The Company is required to make quarterly interest-only payments for the first two years and quarterly payments of principal and interest over the remaining eight years.

    During 1997, the Company exchanged and returned to Heartland certain of its rights to BTA licenses resulting in a decrease of $614,000 in license costs and the corresponding BTA payable.

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

                  (TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

(7)  LONG-TERM DEBT (CONTINUED)

    Aggregate maturities of long-term debt as of December 31, 1998 are as follows:

1999..............................................................  $     553
2000..............................................................        386
2001..............................................................        424
2002..............................................................        465
2003..............................................................        511
Thereafter........................................................    318,439

(8)  LEASES AND FCC LICENSES

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

    Payments under the channel rights lease agreements generally begin upon the completion of construction of the transmission equipment and facilities and approval for operation pursuant to the rules and regulations of the FCC. However, for certain leases, the Company is obligated to begin payments upon grant of the channel rights. Channel rights lease expense was approximately $1,911,000, $1,883,000 and $1,810,000 for the years ended December 31, 1998,
1997, and 1996, respectively.

    The Company also has certain operating leases for office space, equipment and transmission tower space. Rent expense incurred in connection with other operating leases was approximately $1,817,000, $1,656,000 and $1,405,000 for the years ended December 31, 1998, 1997, and 1996 respectively.

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

                  (TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

(8)  LEASES AND FCC LICENSES (CONTINUED)
    Future minimum lease payments due under channel rights leases and other noncancellable operating leases at December 31, 1998 are as follows:

                                                                             CHANNEL       OTHER
                                                                             RIGHTS      OPERATING
YEAR ENDING DECEMBER 31,                                                     LEASES       LEASES
-------------------------------------------------------------------------  -----------  -----------
1999.....................................................................   $   1,998        1,567
2000.....................................................................       2,289        1,436
2001.....................................................................       2,321        1,309
2002.....................................................................       2,321        1,252
2003.....................................................................       2,321        1,262

(9)  STOCKHOLDERS' EQUITY

    (A)  PREFERRED AND COMMON STOCK

    At December 31, 1997, the Company had authorized 5,000,000 shares of preferred stock which can be issued in series with varying preferences and conversion features as determined by the Board of Directors of the Company, with no shares issued. On August 21, 1998, the Company filed with the Secretary of State of Delaware a Certificate of Amendment of Amended and Restated Certificate of Incorporation reducing the number of authorized shares of common stock from 40 million to 15 million and eliminating the authorized preferred shares.

    (B)  TREASURY STOCK

    As part of the Master Agreement (note 3(c)), the Company purchased 3,836,035 shares of its common stock from CAI for $1,534,000 on December 3, 1998.

    (C)  STOCK OPTIONS

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

    The Company applies APB Opinion No. 25 in accounting for its Stock Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

                  (TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

(9)  STOCKHOLDERS' EQUITY (CONTINUED)
determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                                 1998        1997       1996
                                                              -----------  ---------  ---------
Net loss:
  As reported...............................................  $  (139,383)   (52,565)   (28,527)
  Pro forma.................................................     (139,217)   (54,616)   (29,404)

Basic and diluted loss per common share:
  As reported...............................................  $    (13.41)     (4.94)     (3.06)
  Pro forma.................................................       (13.39)     (5.11)     (3.21)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997 and 1996: dividend yield of 0%; risk-free interest rate of 6.0% and an expected life of 5 years.

    Following is a summary of activity in the employee option plan discussed above for the years ended December 31, 1998, 1997 and 1996:

                                                       1998                      1997                     1996
                                             ------------------------  ------------------------  -----------------------
                                                           WEIGHTED                  WEIGHTED                 WEIGHTED
                                                            AVERAGE                   AVERAGE                  AVERAGE
                                                           EXERCISE                  EXERCISE                 EXERCISE
                                               SHARES        PRICE       SHARES        PRICE       SHARES       PRICE
                                             -----------  -----------  -----------  -----------  ----------  -----------
Outstanding at beginning of year...........      898,861   $    6.88       655,161   $    9.40           --   $      --
Granted....................................           --          --       833,335        6.50      655,161        9.40
Exercised..................................           --          --            --          --           --          --
Canceled...................................     (265,044)       6.55      (589,635)      (9.14)          --          --
                                             -----------       -----   -----------  -----------  ----------       -----
Options outstanding at end of year.........      633,817   $    7.01       898,861   $    6.88      655,161   $    9.40
                                             -----------       -----   -----------  -----------  ----------       -----
                                             -----------       -----   -----------  -----------  ----------       -----
Options exercisable at year end............      444,150                   536,818                  367,049
                                             -----------               -----------               ----------
                                             -----------               -----------               ----------
Weighted average fair value of options
  granted during year......................  $        --               $      6.50               $     9.40
                                             -----------               -----------               ----------
                                             -----------               -----------               ----------

    The following table summarizes information about stock options outstanding at December 31, 1998:

               OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
--------------------------------------------------  -------------------------
                NUMBER      WEIGHTED                   NUMBER
             OUTSTANDING    AVERAGE     WEIGHTED    EXERCISABLE    WEIGHTED
                  AT       REMAINING     AVERAGE         AT         AVERAGE
 EXERCISE    DECEMBER 31,  CONTRACTUAL  EXERCISE    DECEMBER 31,   EXERCISE
   PRICE         1998         LIFE        PRICE         1998         PRICE
-----------  ------------  ----------  -----------  ------------  -----------
6$.50......      521,291   7.8 years    $    6.50       331,624    $    6.50
     -----   ------------  ----------       -----   ------------       -----
     -----   ------------  ----------       -----   ------------       -----
9$.40......      112,526   7.2 years    $    9.40       112,526    $    9.40
     -----   ------------  ----------       -----   ------------       -----
     -----   ------------  ----------       -----   ------------       -----

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

                  (TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

(10)  INCOME TAXES

    As the Company has fully offset its deferred tax assets by a valuation allowance at December 31, 1998, no income tax benefit has been recorded for the year ended December 31, 1998. For the years ended December 31, 1997 and 1996, income tax benefit of $5,429,000 and $14,631,000, respectively, were comprised of deferred tax benefits.

    Total income tax benefit for the years ended December 31, 1998 and 1997 differed from the amount computed by applying the U.S. federal statutory income tax rate of 35% to loss before income taxes as a result of the following:

                                                                  1998       1997       1996
                                                               ----------  ---------  ---------
Computed "expected" tax benefit..............................  $  (48,784)   (19,827)   (15,105)
Amortization of goodwill and impairment charge...............      18,959      1,394      1,260
State income taxes...........................................      (2,788)    (1,133)      (863)
Adjustment to prior year deferred taxes......................      10,382     (2,019)        --
Increase in valuation allowance..............................      22,220     16,082         --
Other, net...................................................          11         74         77
                                                               ----------  ---------  ---------
                                                               $       --     (5,429)   (14,631)
                                                               ----------  ---------  ---------
                                                               ----------  ---------  ---------

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997 are presented below:

                                                                            1998       1997
                                                                         ----------  ---------
Deferred tax assets:
Net operating loss carryforwards.......................................  $   18,702     14,596
Noncash interest.......................................................      32,573     19,736
Investments in affiliates..............................................           0        499
Property and equipment.................................................       3,988      1,443
Other..................................................................         806         --
                                                                         ----------  ---------
Total gross deferred tax assets........................................      56,069     36,274
Less valuation allowance...............................................     (38,302)   (16,082)
                                                                         ----------  ---------
                                                                             17,767     20,192
                                                                         ----------  ---------
Deferred tax liabilities:
License and leased license investment..................................      17,767     20,143
Other..................................................................           0         49
                                                                         ----------  ---------
Total deferred tax liabilities.........................................      17,767     20,192
                                                                         ----------  ---------
Net deferred tax liability.............................................  $       --         --
                                                                         ----------  ---------
                                                                         ----------  ---------

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

                  (TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

(10)  INCOME TAXES (CONTINUED)

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

    At December 31, 1998, the Company has net operating loss carryforwards available of approximately $52,695,000 which begin to expire in 2010. Approximately $7,520,000 of the net operating loss carryover is subject to an annual limitation and the separate return limitation year rules.

(11)  OTHER RELATED PARTY TRANSACTIONS

    In 1997, the Company, CAI and Heartland (see note 3), and a third party wireless cable provider formed Wireless Enterprises, LLC ("Wireless Enterprises"). Wireless Enterprises is a programming cooperative that negotiates programming and marketing services with suppliers of programming. During the years ended December 31, 1998 and 1997, the Company paid $8,293,000 and $5,578,000, respectively, to Wireless Enterprises for programming and other administrative services.

    During 1998 and 1997, the Company purchased equipment from CAI for $300,000 and $3,400,000.

    During 1998, the Company had an arrangement with CAI whereby CAI personnel provide engineering and other technical consulting services in connection with the digital build-out of the Dallas, Texas market. Under this arrangement, CAI receives $10,000 per month plus reimbursement for all reasonable expenses incurred in the performance of such services. The Company has renegotiated the terms of this arrangement and entered into an Engineering and Spectrum Management Agreement with CAI and a wholly-owned subsidiary whereby effective March 1, 1999, CAI assumed supervision and delivery of all engineering and technical management services. The Company will pay CAI a fee equal to 40% of the wholly-owned subsidiary's fully allocated costs plus an administrative fee of 20% of such amount. Additionally, the Company paid CAI approximately $139,000 and $472,000 for services rendered, rent, licensing and other fees during 1998 and 1997, respectively.

    In September 1997, the Company entered into an two-year Installation Contractor Agreement with ACS Telecommunications Systems, Inc. ("ACS") whereby for a fixed monthly fee per market plus additional variable costs, ACS agreed to provide installation contractor services in the Dallas, Texas area and other markets as mutually agreed upon. During the years ended December 31, 1998 and 1997, the Company paid $4,400,000 and $988,000, respectively, to ACS under this agreement. The Company amended this agreement to shorten the term and decrease the fixed monthly payment. In connection with this amendment, the Company has agreed to make payments totaling $510,000 to ACS pursuant to the

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

                  (TABLES IN THOUSANDS, EXCEPT PER SHARE DATA)

(11) OTHER RELATED PARTY TRANSACTIONS (CONTINUED) original agreement. A former director of the Company, who resigned in December 1998, is the principal stockholder of ACS.

(12)  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of the Senior Notes at December 31, 1998 and 1997 was approximately $68.0 million and $96.0 million, respectively (carrying amounts of $314.4 million and $281.2 million, respectively) based on market quotes obtained from dealers. The carrying amounts of the Heartland Long-Term Note, the Acquisition Note and the BTA auction payables approximate fair value as these notes bear interest at current market rates.

    The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

(13)  COMMITMENTS AND CONTINGENCIES

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

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
CS Wireless Systems, Inc.:

    Under the date of April 12, 1999, we reported on the consolidated balance sheets of CS Wireless Systems, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, which are included in the Company's annual report on Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the index at item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

    In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Dallas, Texas
April 12, 1999

                           CS WIRELESS SYSTEMS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                                  ADDITIONS
                                                                       --------------------------------
                                                         BALANCE AT      CHARGED TO
                                                        BEGINNING OF      COSTS AND       CHARGED TO                   BALANCE AT
DESCRIPTION                                                PERIOD         EXPENSES           OTHER        WRITEOFFS   END OF PERIOD
------------------------------------------------------  -------------  ---------------  ---------------  -----------  -------------
Year ended December 31, 1996:
  Allowance for doubtful accounts.....................    $     138             971               --           (691)    $     418
                                                              -----             ---              ---     -----------        -----
                                                              -----             ---              ---     -----------        -----
Year ended December 31, 1997:
  Allowance for doubtful accounts.....................    $     418             847               --         (1,008)    $     257
                                                              -----             ---              ---     -----------        -----
                                                              -----             ---              ---     -----------        -----
Year ended December 31, 1998:
  Allowance for doubtful accounts.....................    $     257             934               --           (853)    $     338
                                                              -----             ---              ---     -----------        -----
                                                              -----             ---              ---     -----------        -----