Form 10-Q
period 1999-03-31
CS WIRELESS SYSTEMS INC
filed 1999-05-13
CIK 1011744

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended March 31, 1999

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                 to
                                      ---------------    ---------------

                        Commission File Number: 333-3288

                            CS Wireless Systems, Inc.
             (Exact name of Registrant as specified in its charter)

                Delaware                                          23-2751747
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)

    1101 Summit Avenue, Plano, Texas                                 75074
(Address of principal executive offices)                          (Zip Code)

                                 (972) 398-5300
              (Registrant's telephone number, including area code)

     Indicate by check-mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                                      Shares Outstanding
                        Class                         as of May 13, 1999
                        -----                         ------------------
            Common Stock, $.001 par value                 6,864,471

                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

Part I -  Financial Information

          Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets..................................3
                   Condensed Consolidated Statements of Operations........................4
                   Condensed Consolidated Statements of Cash Flows........................5
                   Notes to Condensed Consolidated Financial Statements...................6

          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations..............................................8

Part II - Other Information..............................................................14

          Item 1.  Legal Proceedings.....................................................14

          Item 6.  Exhibits and Reports on Form 8-K......................................14

Signatures ..............................................................................15

PART I - FINANCIAL INFORMATION

ITEM 1.

                              FINANCIAL STATEMENTS

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                    MARCH 31,           DECEMBER 31,
                                                                      1999                  1998
                                                                  -----------           -----------
                                                                  (Unaudited)
         ASSETS
Current assets:
   Cash and cash equivalents....................................  $    35,994           $    41,839
   Subscriber receivables, net..................................        1,047                 1,542
   Prepaid expenses and other...................................          606                   638
                                                                  -----------           -----------
        Total current assets....................................       37,647                44,019

Plant and equipment, net........................................       40,084                43,645
License and leased license investment, net......................      155,169               157,269
Assets held for sale............................................        2,212                 2,102
Investment in and loans to equity affiliates....................        4,315                 3,884
Debt issuance costs and other assets, net.......................        7,646                 7,898
                                                                  -----------           -----------
                                                                  $   247,073           $   258,817
                                                                  ===========           ===========

         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable and accrued expenses........................  $     3,309           $     5,490
   Current portion of long-term debt............................           45                   199
   Current portion of BTA auction payable.......................          392                   354
   Other current liabilities....................................        1,081                 1,237
                                                                  -----------           -----------
        Total current liabilities...............................        4,827                 7,280

Long-term debt, less current portion............................      325,572               316,720
BTA auction payable, less current portion.......................        3,365                 3,505
                                                                  -----------           -----------
        Total liabilities.......................................      333,764               327,505
                                                                  -----------           -----------

Stockholders' deficit:
   Common stock, $.001 par value; 15,000,000 shares authorized,
     10,702,609 shares issued in 1999 and 1998, and 6,864,471
     shares outstanding in 1999 and 1998........................           11                    11
   Treasury stock, at cost; 3,838,138 shares in 1999 and 1998...       (1,574)               (1,574)
   Additional paid-in capital...................................      154,557               154,557
   Accumulated deficit..........................................     (239,685)             (221,682)
                                                                  -----------           -----------
        Total stockholders' deficit.............................      (86,691)              (68,688)
                                                                  -----------           -----------
                                                                  $   247,073           $   258,817
                                                                  ===========           ===========


See accompanying notes to unaudited condensed consolidated financial statements

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                  (Unaudited)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                  ---------------------------------
                                                                      1999                  1998
                                                                  -----------           -----------
Revenue  .......................................................  $     5,940           $     6,823
Operating expenses:
   Systems operations...........................................        4,181                 3,908
   Selling, general and administrative..........................        5,384                 4,119
   Depreciation and amortization................................        5,505                 7,224
                                                                  -----------           -----------
      Total operating expenses..................................       15,070                15,251
                                                                  -----------           -----------
      Operating loss............................................       (9,130)               (8,428)
Other income (expense):
   Interest income..............................................          461                 1,017
   Equity in losses of affiliates...............................         (150)                 (986)
   Interest expense.............................................       (9,139)               (8,271)
   Other .......................................................          (45)                   --
                                                                  -----------           -----------
Total other expense, net........................................       (8,873)               (8,240)
                                                                  -----------           -----------
Loss before income taxes........................................      (18,003)              (16,668)
Income tax benefit..............................................           --                    --
                                                                  -----------           -----------
Net loss .......................................................  $   (18,003)          $   (16,668)
                                                                  ===========           ===========
Weighted average basic and diluted loss per common share........  $     (2.62)          $     (1.56)
                                                                  ===========           ===========

Basic and diluted weighted average shares outstanding...........    6,864,471            10,700,506
                                                                  ===========           ===========


See accompanying notes to unaudited condensed consolidated financial statements

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                --------------------------------
                                                                                    1999                  1998
                                                                                ----------           -----------
Cash flows from operating activities:
    Net loss.................................................................   $  (18,003)          $   (16,668)
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
       Depreciation and amortization.........................................        5,505                 7,224
       Accretion on discount notes and amortization of debt issuance costs...        9,048                 8,100
       Non-cash interest expense on other long-term debt.....................           91                   164
       Equity in losses of affiliates........................................          150                   986
       Other.................................................................           45                    --
       Changes in assets and liabilities, net of effects of contributions:
          Subscriber receivables.............................................          495                    (2)
          Prepaid expenses and other.........................................           32                  (246)
          Accounts payable, accrued expenses and other liabilities...........         (474)                 (305)
                                                                                ----------           -----------
              Net cash used in operating activities..........................       (3,111)                 (747)
                                                                                ----------           -----------
Cash flows from investing activities:
       Purchases of plant and equipment .....................................       (1,004)               (5,964)
       Additions to license and leased license investment....................         (342)                 (956)
       Investment in equity affiliates.......................................         (953)                 (998)
       Investment in assets held for sale....................................         (110)                   --
                                                                                ----------           -----------
              Net cash used in investing activities..........................       (2,409)               (7,918)
                                                                                ----------           -----------
Cash flows from financing activities:
       Payments on notes payable.............................................         (134)                 (156)
       Payments on BTA auction payable.......................................         (191)                 (733)
                                                                                ----------           -----------
              Net cash used in financing activities..........................         (325)                 (889)
                                                                                ----------           -----------
Net decrease in cash and cash equivalents....................................   $   (5,845)          $    (9,554)
Cash and cash equivalents at beginning of period.............................       41,839                74,564
                                                                                ----------           -----------
Cash and cash equivalents at end of period...................................   $   35,994           $    65,010
                                                                                ==========           ===========


See accompanying notes to unaudited condensed consolidated financial statements

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


(1)  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) DESCRIPTION OF BUSINESS

         THE COMPANY. CS Wireless Systems, Inc. and its subsidiaries (the "Company" or "CS Wireless") develop, own and operate a network of wireless cable television systems providing subscription television and high speed Internet access services. The Company has a portfolio of wireless cable channel rights in various markets in the United States. The Company currently has systems in operation in ten markets, and it owns, or holds rights to lease, radio spectrum in its 21 primary markets and certain other markets. The Company is approximately 94% owned by CAI Wireless Systems, Inc. ("CAI").

         The subscription television industry is highly competitive. The Company's principal subscription television competitors in each of its markets are traditional hard-wire cable companies, direct broadcast satellite, private cable companies and other alternate methods of distributing and receiving television transmissions. Hard-wire cable companies generally are well-established and known to potential customers and have significantly greater financial and other resources than the Company. As the telecommunications industry continues to evolve, the Company may face additional competition from new providers of entertainment and data services. In addition, until the Company can increase its channels offered in all of its operating markets through the deployment of digital compression technology, the Company's existing competitors generally continue to have more channels to offer subscribers. There can be no assurance that the Company will be able to compete successfully with existing or potential competitors in the subscription television industry.

         The Company has incurred significant operating losses since inception and has negative stockholders' equity at March 31, 1999. Losses are expected for at least the next year as the Company continues to develop its wireless communications business. The Company has approximately $36 million in cash and cash equivalents at March 31, 1999, and, based on its current operating plan, believes that it has sufficient cash to fund its anticipated capital expenditures and operating losses through at least the first quarter of 2000. However, the growth of the Company's wireless communications business may require substantial continuing investment to finance capital expenditures related to the acquisition of channel rights and infrastructure development of digital video programming, two-way frequency utilization and telephony systems. Additionally, beginning in September 2001, the Company will be required to make payments to the holders of its 11 3/8% Senior Discount Notes due 2006. Without additional funding through debt or equity offerings, joint ventures, the sale or exchange of its wireless cable channel rights or the participation of a strategic partner, or the restructuring of its debt agreements, the Company may not be able to meet its future debt and interest payments. There can be no assurance that the Company will achieve positive cash flow from operations, or consummate the sale of any wireless cable channel rights or that sufficient debt or equity financing will be available to the Company. In addition, subject to restrictions under its outstanding debt, the Company may pursue other opportunities to acquire additional wireless cable channel rights and businesses that may utilize the capital currently expected to be available for its current markets.

         CAI announced on April 26, 1999 that it executed a definitive Agreement and Plan of Merger with MCI WorldCom, Inc. ("MCI WorldCom") providing for the acquisition by MCI WorldCom of all of the outstanding shares of CAI. The transaction is subject to customary conditions, including the receipt of required regulatory approvals.

         PRINCIPAL MARKETS OF THE COMPANY. On February 23, 1996, in exchange for approximately 60% of the Company's Common Stock, CAI, directly or indirectly, contributed to the Company the wireless cable television assets and all related liabilities, or the stock of subsidiaries owning wireless cable television assets associated with the wireless cable television markets of Bakersfield and Stockton/Modesto, California; Charlotte, North Carolina; and Cleveland, Ohio. Simultaneously, in exchange for approximately 40% of the Company's Common Stock, cash, a short-term note and a long-term note (the "Heartland Long-Term Note"), Heartland, directly or indirectly, contributed or sold to the Company the wireless cable television assets and all related liabilities associated with the

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


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

     On December 2, 1998, the Company, CAI and Heartland entered into a Master Agreement ("Master Agreement") providing for, among other things, the termination of Heartland's rights in, and claims against, the Company. As part of the Master Agreement, in December 1998, CAI purchased Heartland's ownership in the Company, or 3,836,035 shares of CS Wireless common stock, for $1,534,000. The Company subsequently purchased those shares from CAI for the same price. These shares are recorded as treasury stock for the periods presented. Additionally, the Company agreed to lease certain channel rights and sell the net operating assets of its Story City, Iowa market to Heartland primarily in exchange for the forgiveness by Heartland of the outstanding balance owed by the Company of $2,335,000 under the Heartland Long-Term Note and additional cash payments by the Company to Heartland of $466,000. The deposit, along with the carrying value of the net assets of the Story City, Iowa market, are classified as assets held for sale at December 31, 1998 and March 31, 1999 in the accompanying consolidated balance sheet.

     (b) BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     (c) INTERIM FINANCIAL INFORMATION

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the Company's financial position as of March 31, 1999, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. These results are not necessarily indicative of the results to be expected for the full fiscal year.

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

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


         The following is management's discussion and analysis of the financial position as of March 31, 1999 and the results of operations of the Company for the three months ended March 31, 1999 and 1998. This discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with the Company's December 31, 1998 consolidated financial statements and notes thereto.

OVERVIEW

         CS Wireless and its subsidiaries develop, own and operate a network of wireless cable television systems providing subscription television services. The Company had systems in operation in ten markets at March 31, 1999 (exclusive of the Story City, Iowa market which is held for sale) and eleven markets at March 31, 1998. The Company owns, or holds rights to lease, radio spectrum in its 21 primary markets as well as certain other markets. The Company has commenced a limited commercial offering of high-speed Internet access services in Dallas, Texas. Additionally, the Company offers certain telephony services through agreements with certain local exchange carriers and a long distance carrier. As a result of the execution of the Master Agreement dated December 2, 1998 between the Company, CAI Wireless Systems, Inc. ("CAI") and Heartland Wireless Communications, Inc. ("Heartland"), the carrying value of the net assets of the Story City, Iowa market are classified as assets held for sale. Consequently, net operating income for the three months ended March 31, 1999 consisting of revenue of $138,000 and operating expense of $137,000 is excluded from the condensed consolidated statement of operations.

         CAI, the owner of approximately 94% of the Company's outstanding common stock, announced on April 26, 1999 the execution of a definitive Agreement and Plan of Merger with MCI WorldCom, Inc. ("MCI WorldCom") providing for the acquisition by MCI WorldCom of all of the outstanding stock of CAI. The transaction is subject to customary conditions, including the receipt of required regulatory approvals.

         The statements contained in this Quarterly Report on Form 10-Q relating to the Company's future operations may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results of the Company may differ materially from those in the forward-looking statements and may be affected by a number of factors including the ability of CAI to complete its proposed merger with MCI WorldCom, the ability of CAI and the Company to attract an alternate strategic partner in the event that the proposed merger is not consummated, and risks and uncertainties set forth below in this MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and elsewhere herein, as well as other factors contained herein and in the Company's other filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

         REVENUE. The Company's revenue primarily consists of monthly fees paid by subscribers for basic programming, premium programming and equipment rental. Revenue for the three months ended March 31, 1999 was $5.9 million, compared to $6.8 million for the prior year period, a decrease of 13.2%. The decrease in revenue is primarily due to average subscribers decreasing to 57,120 (exclusive of Story City, Iowa subscribers) for the three months ended March 31, 1999 compared to approximately 67,650 for the prior year period. Average revenue per subscriber increased to approximately $34.65 for the three month period ended March 31, 1999 compared to approximately $33.60 for the prior year period, primarily due to rate increases. The decrease in subscriber levels is primarily attributed to the Company's cash conservation efforts and corresponding reduction in marketing efforts and expenditures.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


         SYSTEMS OPERATIONS. Systems operations expenses primarily include programming costs, channel lease payments, transmitter site and tower rentals, and other costs of providing service. Programming costs (with the exception of minimum payments) and channel lease payments (with the exception of certain fixed payments) are variable expenses which generally increase as the number of subscribers increases. Systems operations expenses were $4.2 million for the three months ended March 31, 1999, compared to $3.9 million for the corresponding prior year period, an increase of 7.7%. The increase in systems operations expenses is primarily due to increasing programming rates in substantially all of the Company's operating markets.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses ("SG&A") were $5.4 million for the three months ended March 31, 1999, compared to $4.1 million for the corresponding prior year period, an increase of 31.7%. The increase in SG&A is principally due to (i) non-recurring severance payments of approximately $0.5 million to two former officers of the Company who left the Company in February 1999 (see Item 11 in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1998), (ii) contract termination payments of approximately $0.4 million to ACS Telecommunications Systems, Inc., an installation service contractor/vendor (see Item 13 in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1998) and (iii) payments to professional service advisors totaling approximately $0.8 million relating to evaluating available options with respect to the capitalization of the Company.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense includes depreciation of systems and equipment, amortization of licenses and leased license investment and goodwill. Depreciation and amortization expenses were $5.5 million for the three months ended March 31, 1999, compared to $7.2 million for the prior year period. The decrease in depreciation and amortization expense is attributed to a corresponding decrease in the underlying capital assets, as well as goodwill written-off in the second quarter of 1998 and no goodwill amortization expense incurred in 1999.

         OPERATING LOSS. The Company incurred operating losses of $9.1 million for the three months ended March 31, 1999, compared to $8.4 million for the corresponding prior year period. Consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") were a negative $3.6 million for the three months ended March 31, 1999, compared to a negative $1.2 million for the prior year period. EBITDA is a financial measure commonly used in the industry but is not intended to represent cash flows, as determined in accordance with Generally Accepted Accounting Policies ("GAAP"), or as an indicator of operating performance. EBITDA should not be considered a substitute for measures of performance prepared in accordance with GAAP. The increase in the Company's operating loss is due to increasing system operations expenses, SG&A expenses and depreciation expense as described above. The decrease in EBITDA is primarily due to the higher SG&A and system operations expenses as described above.

         INTEREST INCOME. Interest income was $0.5 million for the three months ended March 31, 1999, compared to $1.0 million for the corresponding prior year period. The decrease in interest income is primarily due to a decrease in the average invested balance. The average invested balance is comprised mainly of the proceeds remaining from the sale by the Company of $400.0 million of 11 3/8% Senior Discount Notes (the "Senior Discount Notes") in a private placement on February 23, 1996, that resulted in net proceeds of $162.9 million (net of debt issuance costs, payments on notes and certain distributions to Heartland and CAI).

         INTEREST EXPENSE. The Company incurred interest expense of $9.1 million for the three months ended March 31, 1999, compared to $8.3 million for the corresponding prior year period. Interest expense during the three months ended March 31, 1999 included (i) non-cash interest and accretion of deferred debt issuance costs of $9.0 million related to the Senior Discount Notes, and (ii) interest relating to other notes payable totaling approximately $0.1 million. Interest expense during the three months ended March 31, 1998 included (i) non-cash interest and accretion of deferred debt issuance costs of $8.1 million related to the Senior Discount Notes, (ii) interest expense of approximately $72,000 related to the Long-Term Note payable to Heartland and (iii) interest relating to other notes payable totaling approximately $0.1 million.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


         NET LOSS. The Company has recorded net losses since inception. The Company incurred net losses of $18.0 million during the first quarter of 1999 compared to $16.7 million during the corresponding prior year period. This increase can be attributed to the Company's total revenue decreasing during the quarter ended March 31, 1999 due to the falling subscriber levels as described above, increased SG&A costs, system operations, depreciation and amortization and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

         The wireless cable television business is a capital-intensive business. Funds are required for the lease or acquisition of channel rights, the acquisition of wireless cable systems, the construction of system headend and transmission equipment, the conversion of analog systems to digital technology, and start-up costs related to the commencement of operations and subscriber installation costs. To date, the primary source of capital of the Company has been from the net proceeds from the sale of the Senior Discount Notes. The Company has approximately $36.0 million in cash and cash equivalents at March 31, 1999. The Company has used the proceeds from the sale of the Senior Discount Notes received in February 1996 primarily to fund
(i) continued operating losses, (ii) capital expenditures to launch digital video and high speed Internet access services in the Dallas, Texas market, hybrid digital service in the San Antonio, Texas market and limited build-out in the Company's analog markets (iii) strategic investments in items such as channel capacity and (iv) general debt service.

         Beginning in 1999, the Company's strategy has been to operate its analog video systems within the confines of a cash conservation strategy, while pursuing a strategic alliance with one or more strategic partners interested in using the Company's spectrum for fixed, one- or two-way transmission services. The Company's cash conservation strategy includes the recovery of out-of-pocket expenses associated with adding a new analog video subscriber by charging such subscriber an up-front installation fee. The cash conservation strategy also includes the continued implementation of cost-cutting measures and the periodic sales of non-core assets in an effort to maximize the value of assets that are no longer used or useful to the Company's long-term operating strategy, which is to be a wholesale provider of two-way transmission services to one or more strategic partners. Accordingly, the Company is considering selling certain assets relating to the provision of video services to multiple dwelling units ("MDUs"), such as apartment and condominium complexes, in certain of its markets. It is uncertain whether a definitive agreement will be executed for the sale of any of the Company's MDU service contracts. Additionally, the Company is considering selling certain analog equipment held in inventory and other operating and non-operating systems that are not considered part of the Company's long-term business plan.

         For 1999, the Company has initially budgeted approximately $17.2 million to fund operations, capital expenditures and debt service. The significant components of the budget include approximately $7.2 million for operations, $2.0 million for digital subscriber installations primarily relating to MDU construction, $0.8 million for analog subscriber installations, $0.5 million to test and develop two-way technology, $0.5 million relating to Year 2000 compliance, $3.5 million for strategic investments in items such as channel capacity, $1.0 million for Basic Trading Area ("BTA") obligations and $1.25 million for other expenses. The initial 1999 budget is exclusive of costs relating to obtaining a strategic partner, costs relating to the evaluation of available options relative to the capitalization of the Company, and estimated proceeds from asset sales, if any. Based upon the Company's current operating plans, the Company believes that its available cash will provide sufficient funds to meet its needs for at least the next 12 months.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


         Net cash used in operating activities during the three months ended March 31, 1999 was $3.1 million versus $0.7 million during the comparable prior year period. The increase in cash used in operating activities was primarily due to timing of payments to vendors and increased SG&A and system operating expenses as previously discussed.

         Net cash used in investing activities was $2.4 million during the three months ended March 31, 1999 compared to $7.9 million during the corresponding prior year period. Cash used in investing activities primarily relates to the acquisition and installation of subscriber receive-site equipment, the acquisition of certain wireless cable channel rights, the investments in assets held for sale and the investment in equity affiliates. The decrease in cash used in investing activities in the three months ended March 31, 1999 is primarily due to a reduction in purchasing new licenses and leased license investments and a reduction in purchasing additional subscriber and headend equipment for the digital and analog markets.

         Net cash used in financing activities was $0.3 million during the three months ended March 31, 1999 compared to $0.9 million during the corresponding prior year period. Cash used in financing activities during the three months ended March 31, 1999 is attributed to the repayment of the payable relating to BTAs totaling approximately $0.2 million and the repayment of other notes payable totaling approximately $0.1 million. Cash used in financing activities during the three months ended March 31, 1998 is attributed to the repayment of BTA payables of approximately $0.7 million and other notes payable of approximately $0.2 million.

FUTURE LOOKING INFORMATION AND RISK FACTORS

         The Company or its representatives may make forward looking statements, oral or written, including statements in this Report's Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and filings with the Securities and Exchange Commission ("Commission"), regarding estimated future operating results, planned capital expenditures (including the amount and nature thereof) and the Company's financing plans, if any, related thereto, increases in subscribers and the Company's financial position and other plans and objectives for future operations. There can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. Among the factors that could cause actual results to differ materially from the Company's expectations are general economic conditions, competition, government regulations and other factors set forth among the risk factors noted in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


YEAR 2000 COMPLIANCE

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

         STATE OF READINESS. The Company's Year 2000 compliance program focuses on the Company's analog video operations, limited Internet operations, and internal business processes, such as accounting. As of March 31, 1999, the inventory, assessment and compliance planning phases for these areas have been materially completed, and remediation, replacement or retirement and testing activities are beginning. The inventory items that are not assessed as Year 2000 compliant and that require action to avoid service impact are expected to be fixed, replaced, or retired. CS' goal for its accounting services is to have its accounting software and any other mission critical systems relating directly to the accounting function Year 2000 compliant by June 30, 1999. For all other areas, CS' goal is to have all mission critical systems Year 2000 compliant by September 30, 1999.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


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

         The Company believes that the worst case scenario would be the failure of the Company's subscriber management system addressing the headend equipment, which sends the signal to the addressable controller units, as well as the addressable controller units themselves. The controller units communicate to the customer's set-top box. The loss of the ability to transmit such data would result in the loss of customers and related revenues, among other things.

         CONTINGENCY PLAN. At March 31, 1999, the Company is not aware of any mission critical aspect of its operations or internal business processes that can not be made Year 2000 compliant, however, its inventory and assessment of Year 2000 compliance is not yet completed. Due to the uncertainties presented by third party Year 2000 problems, and the possibility that, despite its efforts, the Company is unsuccessful in preparing its internal systems and equipment for the Year 2000, the Company expects to develop contingency plans for dealing with the most reasonably likely worst case scenario. The Company's assessment of its most reasonably likely worst case scenario and the exact nature and scope of its contingency plans will be affected by the Company's continued Year 2000 assessment and testing. The Company expects to complete such assessment during the second quarter of 1999 and to have all contingency systems in place and fully tested by the fourth quarter of 1999.

RECENTLY ISSUED ACCOUNTING STANDARDS

         The Company is assessing the reporting and disclosure requirements of Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement is effective for financial statements for fiscal years beginning after June 15, 1999. The Company believes SFAS No. 133 will not have a material impact on its financial statements or accounting policies. The Company will adopt the provisions of SFAS No. 133 in the first quarter of 2000.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company is a party to legal proceedings incidental to its business which, in the opinion of management, are not expected to have a material adverse effect on the Company's consolidated financial position, operating results or liquidity.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 K

         (a)  Exhibits

                *27      Financial Data Schedule

         (b)  Reports on Form 8-K
              Current Report on Form 8-K filed on March 3, 1999 to report, under Item 5, the (i) appointments of Jared Abbruzzese as Acting Chief Executive Officer and Derwood Edge as Acting Chief Operating Officer and (ii) resignations of David E. Webb and Thomas Dixon from their respective positions of Chief Executive Officer and Senior Vice President.


*Filed herewith.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CS WIRELESS SYSTEMS, INC.

                                     By: /s/ Jared E. Abbruzzese
                                         -------------------------------
                                         Jared E. Abbruzzese
                                         Acting Chief Executive Officer
                                         and Director
                                         (Principal Executive Officer)

                                     By: /s/ John M. Lund
                                         -------------------------------
                                         John M. Lund
                                         Senior Vice President - Finance
                                         and Chief Financial Officer
                                         (Principal Financial Officer)


Dated:  May 13, 1999