Form 10-Q
period 1999-06-30
CS WIRELESS SYSTEMS INC
filed 1999-08-04
CIK 1011744

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 1999

                                       or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                        For the transition period from ________ to

                        Commission File Number: 333-3288

                            CS Wireless Systems, Inc.
             (Exact name of Registrant as specified in its charter)


                        Delaware                                                   23-2751747
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification No.)

           1101 Summit Avenue, Plano, Texas                                          75074
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

        Number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                                     Shares Outstanding
                     Class                          as of August 3, 1999
                     -----                          --------------------
        Common Stock, $.001 par value                     6,864,471

                               INDEX TO FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999


Part I - Financial Information
         Item 1.     Financial Statements

                     Condensed Consolidated Balance Sheets............................3
                     Condensed Consolidated Statements of Operations..................4
                     Condensed Consolidated Statements of Cash Flows..................5
                     Notes to Unaudited Condensed Consolidated Financial Statements...6

         Item 2.     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations........................................9


Part II  Other Information...........................................................15

         Item 1.     Legal Proceedings...............................................15

         Item 6.     Exhibits and Reports on Form 8-K................................15


Signatures    .......................................................................16

                        PART  I  -  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                    JUNE 30,            DECEMBER 31,
                                                                      1999                  1998
                                                                  -----------           -----------
                                                                  (Unaudited)
     ASSETS
Current assets:
   Cash and cash equivalents....................................  $    33,536           $    41,839
   Subscriber receivables, net..................................          869                 1,542
   Prepaid expenses and other...................................          707                   638
                                                                  -----------           -----------
        Total current assets....................................       35,112                44,019

Plant and equipment, net........................................       37,263                43,645
License and leased license investment, net......................      153,110               157,269
Assets held for sale............................................        2,248                 2,102
Investment in and loans to equity affiliates....................        4,164                 3,884
Debt issuance costs and other assets, net.......................        7,410                 7,898
                                                                  -----------           -----------
                                                                  $   239,307           $   258,817
                                                                  ===========           ===========

     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable and accrued expenses........................  $     3,223           $     5,490
   Current portion of long-term debt............................           14                   199
   Current portion of BTA auction payable.......................          371                   354
   Other current liabilities....................................          983                 1,237
                                                                  -----------           -----------
        Total current liabilities...............................        4,591                 7,280

Long-term debt, less current portion............................      334,729               316,720
BTA auction payable, less current portion.......................        3,283                 3,505
                                                                  -----------           -----------
        Total liabilities.......................................      342,603               327,505
                                                                  -----------           -----------

Stockholders' deficit:
   Common stock, $.001 par value; 15,000,000 shares authorized,
     10,702,609 shares issued in 1999 and 1998,
     and 6,864,471 shares outstanding in 1999 and 1998..........           11                    11
   Treasury stock, at cost; 3,838,138 shares in 1999 and 1998...       (1,574)               (1,574)
   Additional paid-in capital...................................      154,557               154,557
   Accumulated deficit..........................................     (256,290)             (221,682)
                                                                  -----------           -----------
        Total stockholders' deficit.............................     (103,296)              (68,688)
                                                                  -----------           -----------
                                                                  $   239,307           $   258,817
                                                                  ===========           ===========



See accompanying notes to unaudited condensed consolidated financial statements

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)


                                               THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                    JUNE 30,                                 JUNE 30,
                                         ------------------------------          -----------------------------
                                              1999              1998                  1999              1998
                                         ------------      ------------          ------------     ------------
Revenue  ..............................  $      5,573      $      6,805          $     11,513     $     13,628
Operating expenses:
   Systems operations..................         3,678             4,017                 7,859            7,925
   Selling, general and administrative.         3,708             4,983                 9,092            9,102
   Impairment of goodwill .............            --            46,378                    --           46,378
   Depreciation and amortization.......         5,406             7,717                10,911           14,941
                                         ------------      ------------          ------------     ------------
      Total operating expenses.........        12,792            63,095                27,862           78,346
                                         ------------      ------------          ------------     ------------
Operating loss.........................        (7,219)          (56,290)              (16,349)         (64,718)
                                         ------------      ------------          ------------     ------------
Other income (expense):
   Interest income.....................           414               926                   875            1,943
   Interest expense....................        (9,475)           (8,621)              (18,614)         (16,892)
   Equity in losses of affiliates......          (150)             (779)                 (300)          (1,765)
   Other ..............................          (175)               --                  (220)              --
                                         ------------      ------------          ------------     ------------
      Total other expense, net.........        (9,386)           (8,474)              (18,259)         (16,714)
                                         ------------      ------------          ------------     ------------
Loss before cumulative effect of
   change in accounting principle......       (16,605)          (64,764)              (34,608)         (81,432)
Cumulative effect of change in
   accounting principle for
   organizational costs ...............            --                --                    --           (1,868)
                                         ------------      ------------          ------------     ------------
Net loss ..............................  $    (16,605)     $    (64,764)         $    (34,608)    $    (83,300)
                                         ------------      ------------          ------------     ------------
Basic and diluted loss per common
   share before cumulative effect in
   accounting principle................  $      (2.42)      $     (6.05)          $     (5.04)     $     (7.62)
                                         ============       ============          ===========      ===========
Basic and diluted loss per common
   share ..............................  $      (2.42)      $     (6.05)          $     (5.04)     $     (7.79)
                                         ============       ============          ===========      ===========
Basic and diluted loss per common
   diluted shares outstanding..........     6,864,471        10,700,506             6,864,471       10,700,506
                                          ===========       ===========           ===========      ===========



See accompanying notes to unaudited condensed consolidated financial statements

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                --------------------------------
                                                                                    1999                 1998
                                                                                ----------           -----------
Cash flows from operating activities:
    Net loss.................................................................   $  (34,608)          $   (83,300)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization.........................................       10,911                14,941
       Accretion on discount notes and amortization of debt issuance costs...       18,435                16,498
       Non-cash interest expense on other long-term debt.....................          179                   392
       Equity in losses of affiliates........................................          300                 1,765
       Impairment of goodwill................................................           --                46,378
       Cumulative effect of change in accounting principle for
         organizational costs................................................           --                 1,868
       Other.................................................................          220                   250
       Changes in assets and liabilities, net of effects of contributions:
          Subscriber receivables.............................................          673                   (79)
          Prepaid expenses and other.........................................          (69)                 (281)
          Accounts payable, accrued expenses and other liabilities...........         (670)               (2,329)
                                                                                ----------           -----------
              Net cash used in operating activities..........................       (4,629)               (3,897)
                                                                                ----------           -----------
Cash flows from investing activities:
       Purchases of plant and equipment .....................................       (1,300)              (10,557)
       Additions to license and leased license investment....................         (736)               (3,845)
       Investment in equity affiliates.......................................         (953)                 (931)
       Investment in assets held for sale....................................         (146)                   --
       Other.................................................................           --                  (136)
                                                                                ----------           -----------
              Net cash used in investing activities..........................       (3,135)              (15,469)
                                                                                ----------           -----------
Cash flows from financing activities:
       Payments on notes payable and other...................................         (157)                 (190)
       Payments on BTA auction payable.......................................         (382)                 (864)
                                                                                ----------           -----------

              Net cash used in financing activities..........................         (539)               (1,054)
                                                                                ----------           -----------

Net decrease in cash and cash equivalents....................................   $   (8,303)          $   (20,420)
                                                                                ----------           -----------
Cash and cash equivalents at beginning of period.............................       41,839                74,564
                                                                                ----------           -----------
Cash and cash equivalents at end of period...................................   $   33,536           $    54,144
                                                                                ==========           ===========





See accompanying notes to unaudited condensed consolidated financial statements

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


(1)  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) DESCRIPTION OF BUSINESS

         THE COMPANY. CS Wireless Systems, Inc. and its subsidiaries (the "Company" or "CS Wireless") develop, own and operate a network of wireless cable television systems providing subscription television and high speed Internet access services. The Company has a portfolio of wireless cable channel rights in various markets in the United States. The Company currently has systems in operation in eleven markets (exclusive of the Story City, Iowa market, contemplated to be transferred to Nucentrix Broadband Networks, Inc. (f/k/a Heartland Wireless Communications, Inc.) pursuant to the Master Agreement described below). The Company believes that there are a total of approximately 7.7 million estimated total service area households in the 21 primary markets where it holds significant Multichannel Multipoint Distribution Services and Multichannel Distribution Services channel rights and Instructional Television Fixed Services leases. The Company is approximately 94% owned by CAI Wireless Systems, Inc. ("CAI").

         The subscription television industry is highly competitive. The Company's principal subscription television competitors in each of its markets are traditional hard-wire cable companies, direct broadcast satellite, private cable companies and other alternate methods of distributing and receiving television transmissions. Hard-wire cable companies generally are well-established and well-known to potential customers and have significantly greater financial and other resources than the Company. As the telecommunications industry continues to evolve, the Company may face additional competition from new providers of entertainment and data services. In addition, until the Company can increase its channels offered in all of its operating markets through the deployment of digital compression technology, the Company's competitors in the subscription television business generally continue to have more channels to offer subscribers. There can be no assurance that the Company will be able to compete successfully with existing or potential competitors in the subscription television industry.

         The Company has incurred significant operating losses since inception and has negative stockholders' equity at June 30, 1999. Losses are expected for at least the next year as the Company continues to develop its wireless communications business. The Company has approximately $33.5 million in cash and cash equivalents at June 30, 1999, and, based on its current operating plan, believes that it has sufficient cash to fund its anticipated capital expenditures and operating losses through at least the second quarter of 2000. However, the growth of the Company's wireless communications business may require substantial continuing investment to finance capital expenditures related to the acquisition of channel rights and infrastructure development of digital video programming, two-way frequency utilization and telephony systems. Additionally, beginning in September 2001, the Company will be required to make payments to the holders of its 11 3/8% Senior Discount Notes due 2006. Without additional funding through debt or equity offerings, joint ventures, the sale or exchange of its wireless cable channel rights or the participation of a strategic partner, or the restructuring of its debt agreements, the Company may not be able to meet its future payment obligations required under the notes. There can be no assurance that the Company will achieve positive cash flow from operations, or consummate the sale of any wireless cable channel rights or that sufficient debt or equity financing will be available to the Company. In addition, subject to restrictions under its outstanding debt, the Company may pursue other opportunities to acquire additional wireless cable channel rights and businesses that may utilize the capital currently expected to be available for its current markets.

         On April 27, 1999, CAI announced that it executed a definitive Agreement and Plan of Merger ("Merger Agreement") with MCI WorldCom, Inc. ("MCI WorldCom") providing for the acquisition by MCI WorldCom of all of the outstanding common shares of CAI. The consummation of the Merger Agreement is subject to certain conditions, including the approval of the common shareholders of CAI and the approval of the Federal Communications Commission ("FCC") to the transfer of certain licenses and authorizations. The FCC granted on June 28, 1999, with one condition, the applications filed by CAI and MCI WorldCom to transfer control of specific licenses and authorizations relating to the MMDS spectrum to be transferred pursuant to the Merger Agreement. On June 30, 1999, the FCC announced that the condition had been fulfilled. A special meeting of the common

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999




shareholders of CAI has been set for August 31, 1999 for the purpose of voting on the approval of the Merger Agreement and the transactions contemplated thereby. MCI Worldcom has, according to Schedule 13D, as amended, filed on behalf of MCI WorldCom on July 27, 1999, acquired approximately 10,684,140 shares of common stock of CAI, all of the $80,000,000 aggregate principal amount of CAI's outstanding Senior Secured Notes of CAI due 2000 and $119,412,609 aggregate principal amount of unsecured 13% Senior Notes of CAI due October 14, 2004. Additionally, MCI WorldCom has disclosed in its Schedule 13D filings that it holds approximately $239,200,000 aggregate principal amount of the Company's notes, described below in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         In response to a demand by MCI WorldCom in accordance with Connecticut law and CAI's bylaws, CAI has scheduled a second special meeting of shareholders of CAI for the purposes of removing CAI's current board of directors, amending CAI's bylaws to provide for a two-member board of directors and electing a new CAI board consisting of two members designated by MCI WorldCom. The special meeting of shareholders demanded by MCI WorldCom has been set to take place immediately after the shareholders meeting set for the purpose of voting on the approval of the Merger Agreement and the transactions contemplated thereby.

         PRINCIPAL MARKETS OF THE COMPANY. On February 23, 1996, in exchange for approximately 60% of the Company's Common Stock, CAI, directly or indirectly, contributed to the Company the wireless cable television assets and certain related liabilities, or the stock of subsidiaries owning wireless cable television assets associated with the wireless cable television markets of Bakersfield and Stockton/Modesto, California; Charlotte, North Carolina; and Cleveland, Ohio. Simultaneously, in exchange for approximately 40% of the Company's Common Stock, cash, a short-term note and a long-term note (the "Heartland Long-Term Note"), Heartland (currently known as Nucentrix), directly or indirectly, contributed or sold to the Company the wireless cable television assets and certain related liabilities associated with the wireless cable television markets of Grand Rapids, Michigan; Minneapolis, Minnesota; Kansas City (suburbs), Missouri; Dayton, Ohio; Dallas, Fort Worth and San Antonio, Texas; and Salt Lake City, Utah. The Company subsequently acquired wireless cable television rights and related assets in certain Midwest markets, including but not limited to, the Effingham and Wellsville, Kansas; Story City, Iowa; Scottsbluff, Nebraska; Kalispell, Montana and Rochester, Minnesota markets in connection with the Company's merger acquisition of USA Wireless Cable, Inc. on October 11, 1996 ("USA Wireless Acquisition"). On September 3, 1997, the Company consummated an exchange of its wireless cable rights and related assets in Salt Lake City, Utah for wireless cable rights and related assets in Kansas City, Missouri pursuant to an agreement dated as of November 6, 1996 with People's Choice TV Corp.

         On December 2, 1998, the Company, CAI and Nucentrix entered into a Master Agreement ("Master Agreement") providing for, among other things, the termination of Nucentrix's rights in, and claims against, the Company. The master agreement is to be performed in two stages. Stage I, which has been consummated, required the Company to lease to Nucentrix certain assets related to the Story City, Iowa market, to sell to Nucentrix certain consumer premises equipment at agreed upon prices and to pay to Nucentrix $366,000 in cash. In consideration, Nucentrix leased to the Company certain assets related to the Portsmouth, New Hampshire market, effected a partial satisfaction of the long-term note and agreed to various mutual cooperation obligations relative to developmental applications filed by Nucentrix or the Company for two-way authority in adjacent and overlapping markets, including Dallas-Ft. Worth. At the Stage II closing, which is to occur following receipt of necessary governmental approvals, the Company and Nucentrix will transfer to one another their respective ownership interests in the Story City, Iowa and Portsmouth, New Hampshire markets, the long-term note shall be canceled and the Company shall pay to Nucentrix $100,000; additionally, the Company agreed to transfer certain inventory to Nucentrix. In connection with the master agreement, the three Nucentrix designees to the Company's board resigned and the Stockholders Agreement among CAI, the Company and Nucentrix was terminated. At the Stage I closing, CAI purchased all of the Company's common stock held by Nucentrix for $1,534,000. Subsequent to the Stage I closing, the Company redeemed the shares of the Company's common stock that CAI acquired from Nucentrix in consideration for approximately $1.5 million in cash. The Company solicited and obtained written consents and waivers from the holders of a majority of the Company's outstanding notes relative to the transactions described in this paragraph. The Company agreed to pay to the holders of its notes, as of December 3, 1998, the aggregate sum of $1.25 million in connection with the consents and waivers that were deemed by the Company to be necessary under the terms of the Indenture governing the Company's notes. The payment shall be made upon the latter to occur of (i) three business days following the Stage II closing and (ii) the date on which the Company may be legally permitted to make such payment.

       The redemption of the Company's common stock that CAI acquired from Nucentrix reduced the total number of the Company's common shares outstanding to 6,864,471. This reduction in outstanding shares had the effect of increasing CAI's percentage ownership of the Company to approximately 94%. The funds paid to Nucentrix, along

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


with the carrying value of the net assets of the Story City, Iowa market, are classified as assets held for sale at December 31, 1998 and June 30, 1999 in the accompanying consolidated balance sheet. Pending consummation of the sale of the Story City, Iowa market, Nucentrix is providing certain management services in connection with the operation of the market.

     (b) BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     (c) INTERIM FINANCIAL INFORMATION

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the Company's financial position as of June 30, 1999, the results of operations for the three and six months ended June 30, 1999 and 1998 and cash flows for six months ended June 30, 1998 and 1997. These results are not necessarily indicative of the results to be expected for the full fiscal year.

     (d) COMMON SHARES OUTSTANDING AND NET LOSS PER COMMON SHARE

         Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options to purchase shares of common stock, have been excluded from the diluted loss per share computation as their inclusion would be antidilutive.

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

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The following is management's discussion and analysis of the financial position as of June 30, 1999 and the results of operations of the Company for the three and six months ended June 30, 1999 and 1998. This discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with the Company's December 31, 1998 consolidated financial statements and notes thereto.

OVERVIEW

         CS Wireless and its subsidiaries develop, own and operate a network of wireless cable television systems providing subscription television services. The Company had systems in operation in eleven markets at June 30, 1999 (exclusive of the Story City, Iowa market which is held for sale). The Company owns, or holds rights to lease, radio spectrum in its 21 primary markets as well as certain other markets. The Company has commenced a limited commercial offering of high-speed Internet access services in Dallas, Texas. Additionally, the Company offers certain telephony services through agreements with certain local exchange carriers and a long distance carrier. As a result of the execution of the Master Agreement dated December 2, 1998 between the Company, CAI Wireless Systems, Inc. ("CAI") and Heartland Wireless Communications, Inc. ("Heartland"), the carrying value of the net assets of the Story City, Iowa market are classified as assets held for sale. Consequently, net operating income for three and six months ended June 30, 1999 consisting of revenue of $43,000 and $181,000 and operating expense of $54,000 and $191,000, respectively, are excluded from the condensed consolidated statements of operations.

         On April 27, 1999, CAI announced that it executed a definitive Agreement and Plan of Merger ("Merger Agreement") with MCI WorldCom, Inc. ("MCI WorldCom") providing for the acquisition by MCI WorldCom of all of the outstanding common shares of CAI. The consummation of the Merger Agreement is subject to certain conditions, including the approval of the common shareholders of CAI and the approval of the Federal Communications Commission ("FCC") to the transfer of certain licenses and authorizations. The FCC granted on June 28, 1999, with one condition, the applications filed by CAI and MCI WorldCom to transfer control of specific licenses and authorizations relating to the MMDS spectrum to be transferred pursuant to the Merger Agreement. On June 30, 1999, the FCC announced that the condition had been fulfilled. A special meeting of the common shareholders of CAI has been set for August 31, 1999 for the purpose of voting on the approval of the Merger Agreement and the transactions contemplated thereby. MCI Worldcom has, according to Schedule 13D, as amended, filed on behalf of MCI WorldCom on July 27, 1999 acquired approximately 10,684,140 shares of common stock of CAI, all of the $80,000,000 aggregate principal amount of CAI's outstanding Senior Secured Notes of CAI due 2000 and $119,412,609 aggregate principal amount of unsecured 13% Senior Notes of CAI due October 14, 2004. Additionally, MCI WorldCom has disclosed in its Schedule 13D filings that it holds approximately $239,200,000 aggregate principal amount of the Company's notes, described below.

         In response to a demand by MCI WorldCom in accordance with Connecticut law and CAI's bylaws, CAI has scheduled a second special meeting of shareholders of CAI for the purposes of removing CAI's current board of directors, amending CAI's bylaws to provide for a two-member board of directors and electing a new CAI board consisting of two members designated by MCI WorldCom. The special meeting of shareholders demanded by MCI WorldCom has been set to take place immediately after the shareholders meeting set for the purpose of voting on the approval of the Merger Agreement and the transactions contemplated thereby.

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

RESULTS OF OPERATIONS

         REVENUE. The Company's revenue primarily consists of monthly fees paid by subscribers for basic programming, premium programming and equipment rental. Revenue was $5.6 million and $11.5 million for the three and six months ended June 30, 1999, compared to $6.8 million and $13.6 million for the corresponding prior year periods, a decrease of 18.1% and 15.5%, respectively. The decrease in revenue is primarily due to average number of subscribers decreasing to approximately 54,030 and 55,540 for the three and six months ended June 30, 1999 (both 1999 periods are exclusive of the Story City, Iowa subscribers) compared to approximately 67,170 and 67,335 for the corresponding prior year periods. Average revenue per subscriber increased to approximately $34.38 and $34.55 for the three and six month period ended June 30, 1999 compared to approximately $33.77 and $33.73 for the corresponding prior year periods, primarily due to rate increases. The decrease in subscriber levels is attributed to the exclusion of the Story City subscribers described above as well as the Company's cash conservation efforts and corresponding reduction in marketing efforts and related expenditures.

         SYSTEMS OPERATIONS. Systems operations expenses primarily include programming costs, channel lease and copyright payments, transmitter site and tower rentals, employee salaries and benefits, subcontractor costs, and other costs of providing service. Programming costs (with the exception of minimum payments) and channel lease payments (with the exception of certain fixed payments) are variable expenses that generally increase as the number of subscribers increases. Although a significant portion of the systems operations expenses are variable based on subscriber levels, these expenses may not trend directly with revenues due to significant fixed cost components. Systems operations expenses were $3.7 million and $7.9 million for the three and six months ended June 30, 1999, compared to $4.0 million and $7.9 million for the corresponding prior year periods, a decrease of 8.4% and 0.1% respectively. The decrease in systems operations expenses is primarily due to a decline in the subscriber base partially offset by increasing programming rates in substantially all of the Company's operating markets.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses ("SG&A") were $3.7 million and $9.1 million for the three and six months ended June 30, 1999, compared to $5.0 million and $9.1 million for the corresponding prior year periods, a decrease of 25.6% and 0.1% respectively. The decrease in SG&A during the three months ended June 30, 1999 compared to the corresponding prior year period is principally due to the Company operating its business within the confines of a cash conservation strategy. During the six month period ended June 30, 1999, the decrease in spending pursuant to the cash conservation strategy was offset by non-recurring payments including: (i) severance payments of approximately $0.5 million to two former officers of the Company who left the Company in February 1999, (ii) contract termination payments of approximately $0.4 million to ACS Telecommunications Systems, Inc., an installation service contractor/vendor and (iii) payments to professional service advisors totaling approximately $0.8 million relating to evaluating available options with respect to the capitalization of the Company.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense includes depreciation of systems and equipment, amortization of licenses and leased license investment and, in the six months ended June 30, 1998, goodwill. Depreciation and amortization expenses were $5.4 million and $10.9 million for the three and six months ended June 30, 1999, compared to $7.7 million and $14.9 million for the corresponding prior year periods. The decrease in depreciation and amortization expense is primarily attributed to a corresponding decrease in the underlying capital assets, as well as goodwill written-off in the second quarter of 1998 and thus, no goodwill amortization expense incurred in 1999.

         OPERATING LOSS. The Company incurred operating losses of $7.2 million and $16.3 million for the three and six months ended June 30, 1999, compared to $56.3 million and 64.7 million for the corresponding prior year periods. Consolidated earnings before interest, taxes, depreciation and amortization and impairment of long lived assets ("EBITDA") were a negative $1.8 million and a negative $5.4 million for the three and six months ended June 30, 1999, compared to a negative $2.2 million and a negative $3.4 million for the corresponding prior year periods. EBITDA is a financial measure commonly used in the industry but is not intended to represent cash flows, as determined in accordance with Generally Accepted Accounting Principles ("GAAP"), or as an indicator of operating performance. EBITDA should not be considered a substitute for measures of performance prepared in accordance with GAAP. The decrease in the Company's operating loss in both periods presented is primarily due to the impairment of goodwill recorded in the second quarter of 1998 and to a lesser extent, decreasing system operations expenses, SG&A expenses and depreciation expense as described above. These decreases in expenses were partially offset by a decrease in revenue for the corresponding periods. The decrease in negative EBITDA for the three months ended June 30, 1999 compared to the corresponding prior year period is primarily due to the lower SG&A and system operations expenses as described above. The increase in negative EBITDA for the six months ended June 30, 1999 compared to the corresponding prior year period is primarily due to the non-recurring payments for severance, contract termination and professional service advisors discussed within the SG&A section, above.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

         INTEREST INCOME. Interest income was $0.4 million and $0.9 million for the three and six months ended June 30, 1999, compared to $0.9 million and $1.9 million for the corresponding prior year periods. The decrease in interest income is primarily due to a decrease in the average invested balance. The average invested balance is comprised mainly of the proceeds remaining from the sale by the Company of $400.0 million of 11 3/8% Senior Discount Notes (the "Senior Discount Notes") in a private placement on February 23, 1996, that resulted in net proceeds of $162.9 million (net of debt issuance costs, payments on notes and certain distributions to Heartland and CAI).

         INTEREST EXPENSE. The Company incurred interest expense of $9.5 million and $18.6 million for the three and six months ended June 30, 1999, compared to $8.6 million and $16.9 million for the corresponding prior year periods. Interest expense during the three and six months ended June 30, 1999 is primarily comprised of (i) non-cash interest and accretion of deferred debt issuance costs of $9.3 million and $18.4 million related to the Senior Discount Notes, and (ii) interest relating to other notes payable totaling approximately $0.2 million and $0.2 million, respectively. Interest expense during the three and six months ended June 30, 1998 included (i) non-cash interest and accretion of deferred debt issuance costs of $8.4 million and $16.5 million related to the Senior Discount Notes, and (ii) interest relating to other notes payable totaling approximately $0.2 million and $0.4 million, respectively.

         NET LOSS. The Company has recorded net losses since inception. The Company incurred net losses of $16.6 million and $34.6 million for the three and six months ended June 30, 1999 compared to $64.8 million and $83.3 million during the corresponding prior year periods. This decrease in net loss for both periods presented is primarily due to the impairment of goodwill recorded in the second quarter of 1998 and to a lesser extent, the decrease in systems operations, SG&A and depreciation and amortization expenses partially offset by a decrease in revenue.

LIQUIDITY AND CAPITAL RESOURCES

         The wireless cable television business is a capital-intensive business. Funds are required for the lease or acquisition of channel rights, the acquisition of wireless cable systems, the construction of system headend and transmission equipment, the conversion of analog systems to digital technology, and start-up costs related to the commencement of operations and subscriber installation costs. To date, the primary source of capital of the Company has been the net proceeds from the sale of the Senior Discount Notes. The Company has approximately $33.5 million in cash and cash equivalents at June 30, 1999. The Company has used the proceeds from the sale of the Senior Discount Notes received in February 1996 primarily to fund (i) continued operating losses, (ii) capital expenditures to launch digital video and high speed Internet access services in the Dallas, Texas market, hybrid digital service in the San Antonio, Texas market and a limited build-out in the Company's analog markets (iii) strategic investments in items such as channel capacity and (iv) general debt service.

         Beginning in 1999, the Company's strategy has been to operate its analog video systems within the confines of a cash conservation strategy, while pursuing a strategic alliance with one or more strategic partners interested in using the Company's spectrum for fixed, one- or two-way transmission services. The Company's cash conservation strategy includes the recovery of out-of-pocket expenses associated with adding a new analog video subscriber by charging such subscriber an up-front installation fee. The cash conservation strategy also includes the continued implementation of cost-cutting measures and the periodic sales of non-core assets in an effort to maximize the value of assets that are no longer used or useful to the Company's long-term operating strategy, which is to be a wholesale provider of two-way transmission services to one or more strategic partners. Accordingly, the Company is considering selling certain assets relating to the provision of video services to multiple dwelling units ("MDUs"), such as apartment and condominium complexes, in certain of its markets. The Company has sold certain of its MDU service contracts, but is uncertain whether a definitive agreement will be executed for the sale of any of the Company's remaining MDU service contracts. Additionally, the Company is considering selling certain analog equipment held in inventory and other operating and non-operating systems that are not considered part of the Company's long-term business plan.

         For 1999, the Company has initially budgeted approximately $17.2 million to fund operations, capital expenditures and debt service. The significant components of the budget include approximately $7.2 million for operations, $2.0 million for digital subscriber installations primarily relating to MDU construction, $0.8 million for

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

analog subscriber installations, $0.5 million to test and develop two-way technology, $0.5 million relating to Year 2000 compliance, $3.5 million for strategic investments in items such as channel capacity, $1.0 million for Basic Trading Area ("BTA") obligations and $1.25 million for other expenses. The initial 1999 budget is exclusive of costs relating to obtaining a strategic partner, costs relating to the evaluation of available options relative to capitalization of the Company, and estimated proceeds from asset sales, if any. The Company believes this initial budget still reflects expected cash requirements for 1999. Based upon the Company's current operating plans, the Company believes that its available cash will provide sufficient funds to meet its needs for at least the next 12 months.

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

         Net cash used in operating activities during the six months ended June 30, 1999 was $4.6 million versus $3.9 million during the corresponding prior year period. The increase in cash used in operating activities during the six months ended June 30, 1999 is primarily due to the non-recurring payments for severance, contract termination and professional service advisors totaling $1.7 million as discussed within the SG&A section above. These payments were partially off-set by lower systems operations and SG&A expenses due to the Company operating its business within the confines of a cash conservation strategy.

         Net cash used in investing activities was $3.1 million during the six months ended June 30, 1999 compared to $15.5 million during the corresponding prior year period. Cash used in investing activities primarily relates to the acquisition and installation of subscriber receive-site equipment, the acquisition of certain wireless cable channel rights, the investments in assets held for sale and the investment in equity affiliates. The decrease in cash used in investing activities in the six months ended June 30, 1999 as compared to the corresponding prior year period is primarily due to a reduction in purchasing new licenses and leased license investments and a reduction in purchasing additional subscriber and headend equipment for the digital and analog markets.

         Net cash used in financing activities was $0.5 million during the six months ended June 30, 1999 compared to $1.1 million during the corresponding prior year period. Cash used in financing activities during the six months ended June 30, 1999 compared to the corresponding prior year period is attributed to the repayment of the payables relating to the Basic Trading Areas (BTA) totaling approximately $0.4 million and $0.9 million and the repayment of other notes payable totaling approximately $0.2 million and $ 0.2 million, respectively.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

         All subsequent oral and written forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. The Company assumes no obligation to update any of these statements.

         The Company's future revenues and profitability are difficult to predict due to a variety of risks and uncertainties, including (i) business conditions and growth in the Company's existing markets, (ii) the costs and level of consumer acceptance associated with the launch of systems in new markets, (iii) the availability and performance of digital compression equipment, (iv) the Company's existing indebtedness and the need for additional financing to fund subscriber growth and system development, (v) government regulation, including FCC regulations, and receipt of regulatory approvals for alternative uses of spectrum, (vi) the Company's dependence on channel leases, (vii) the ability of CAI to complete its proposed merger with MCI WorldCom, (viii) the ability of CAI and the Company to attract an alternate strategic partner in the event that the proposed merger is not consummated and (ix) numerous competitive factors, including alternative methods of distributing and receiving video transmissions.

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

YEAR 2000 COMPLIANCE

         OVERVIEW. An undetermined number of computer software programs have been written using two digits rather than four to determine the applicable year. As a result, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than year 2000. This could result in major system failures or miscalculations, and is generally referred to as the "Year 2000" problem. A preliminary review of the Company's information systems has been completed and a comprehensive program is currently in process to modify or replace those systems that are not Year 2000 compliant

         STATE OF READINESS. The Company's Year 2000 compliance program focuses on the Company's analog video operations, limited Internet operations, and internal business processes, such as accounting. As of March 31, 1999, the inventory, assessment and compliance planning phases for these areas have been materially completed, and remediation, replacement or retirement and testing activities are beginning. The inventory items that are not assessed as Year 2000 compliant and that require action to avoid service impact are expected to be fixed, replaced, or retired. Although significant progress has been made, CS's goal for compliance of its accounting software and any other mission critical systems relating directly to the accounting function Year 2000 has been revised to September 30, 1999. Additionally, CS's goal to have all other mission critical systems Year 2000 compliant by September 30, 1999 is on schedule for completion.

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

         In addition to the assessment of in-house systems, the Company is currently assessing the readiness of its vendors for the Year 2000 problem relative to the operation of their respective businesses. To determine the status of third parties, letters inquiring as to their readiness have been sent or are being sent to substantially all of the Company's vendors. The Company will assess the vendors' responses and prioritize them in order of significance to the business of the Company. Contingency plans will be developed in the event that business-critical vendors do not provide the Company with satisfactory evidence of their readiness to handle Year 2000 issues. The Company intends to make every reasonable effort to assess the Year 2000 readiness of these critical business partners and to create action plans to address the identified risks.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

         COST. All maintenance and modification costs will be expensed as incurred, while the cost of new software, if material, will be capitalized and depreciated over its expected useful life. Testing and remediation costs of all of the Company's systems and applications are currently estimated at approximately $300,000 to $500,000 from inception in fiscal 1998 through completion in fiscal 1999. These costs are estimated to be incurred during 1999 and funded from existing cash.

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

         CONTINGENCY PLAN. At June 30, 1999, the Company is not aware of any mission critical aspect of its operations or internal business processes that can not be made Year 2000 compliant, however, its inventory and assessment of Year 2000 compliance is not yet completed. Due to the uncertainties presented by third party Year 2000 problems, and the possibility that, despite its efforts, the Company is unsuccessful in preparing its internal systems and equipment for the Year 2000, the Company expects to develop contingency plans for dealing with the most reasonably likely worst case scenario. The Company's assessment of its most reasonably likely worst case scenario and the exact nature and scope of its contingency plans will be affected by the Company's continued Year 2000 assessment and testing. The Company has revised its estimated completion date for such assessment to the third quarter of 1999 and to have all contingency systems in place and fully tested by the fourth quarter of 1999.

RECENTLY ISSUED ACCOUNTING STANDARDS

         The Company is assessing the reporting and disclosure requirements of Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement is effective for financial statements for fiscal years beginning after June 15, 2000. The Company believes SFAS No. 133 will not have a material impact on its financial statements or accounting policies. The Company will adopt the provisions of SFAS No. 133 in the first quarter of 2001.

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

                  None

*Filed herewith.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               CS WIRELESS SYSTEMS, INC.

                                               By:  /s/ Jared E. Abbruzzese
                                                    -----------------------
                                               Jared E. Abbruzzese
                                               Acting Chief Executive Officer
                                               and Director
                                               (Principal Executive Officer)



                                               By:  /s/ John M. Lund
                                                    -----------------------
                                               John M. Lund
                                               Senior Vice President - Finance
                                               and Chief Financial Officer
                                               (Principal Financial Officer)


Dated:  August 4, 1999