Form 10-Q
period 1999-09-30
CS WIRELESS SYSTEMS INC
filed 1999-11-15
CIK 1011744

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period ended September 30, 1999

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from______to

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

        Number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                                     Shares Outstanding
                       Class                         as of November 15, 1999
                       -----                         -------------------------

           Common Stock, $.001 par value                     6,864,471

                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


Part I - Financial Information

         Item 1.     Financial Statements

                     Condensed Consolidated Balance Sheets........................................................3
                     Condensed Consolidated Statements of Operations..............................................4
                     Condensed Consolidated Statements of Cash Flows..............................................5
                     Notes to Unaudited Condensed Consolidated Financial Statements...............................6

         Item 2.     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations....................................................................9

         Item 3.     Quantitative and Qualitative Disclosures About Market Risk..................................15

Part II - Other Information......................................................................................15

         Item 1.     Legal Proceedings...........................................................................15

         Item 4.     Submission of Matters to a Vote of Security Holders.........................................15

         Item 6.     Exhibits and Reports on Form 8-K............................................................15

Signatures    ...................................................................................................16


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                  SEPTEMBER 30,         DECEMBER 31,
                                                                      1999                  1998
                                                                  -----------           -----------
                                                                   (Unaudited)
     ASSETS
Current assets:
   Cash and cash equivalents....................................  $    32,268           $    41,839
   Subscriber receivables, net..................................          753                 1,542
   Prepaid expenses and other...................................          488                   638
                                                                  -----------           -----------
        Total current assets....................................       33,509                44,019

Plant and equipment, net........................................       34,685                43,645
License and leased license investment, net......................      150,667               157,269
Assets held for sale............................................        2,248                 2,102
Investment in and loans to equity affiliates....................          840                 3,884
Debt issuance costs and other assets, net.......................        7,042                 7,898
                                                                  -----------           -----------
                                                                  $   228,991           $   258,817
                                                                  ===========           ===========

     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable and accrued expenses........................  $     2,720           $     5,490
   Current portion of long-term debt............................           44                   199
   Current portion of BTA auction payable.......................          380                   354
   Other current liabilities....................................          921                 1,237
                                                                  -----------           -----------
        Total current liabilities...............................        4,065                 7,280

Long-term debt, less current portion............................      344,058               316,720
BTA auction payable, less current portion.......................        3,186                 3,505
                                                                  -----------           -----------
        Total liabilities.......................................      351,309               327,505
                                                                  -----------           -----------
Stockholders' deficit:
   Common stock, $.001 par value; 15,000,000 shares
     authorized, 10,702,609 shares issued in 1999 and 1998,
     and 6,864,471 shares outstanding in 1999 and 1998..........           11                    11
   Treasury stock, at cost; 3,838,138 shares in 1999 and 1998...       (1,574)               (1,574)
   Additional paid-in capital...................................      154,557               154,557
   Accumulated deficit..........................................     (275,312)             (221,682)
                                                                  -----------           -----------
        Total stockholders' deficit.............................     (122,318)              (68,688)
                                                                  -----------           -----------
                                                                  $   228,991           $   258,817
                                                                  ===========           ===========



 See accompanying notes to unaudited condensed consolidated financial statements

                  CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)
                                  (Unaudited)


                                               THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                  SEPTEMBER 30,                            SEPTEMBER 30,
                                         ------------------------------          -----------------------------
                                              1999              1998                  1999              1998
                                         ------------      ------------          ------------     ------------
Revenue  ..............................  $      5,404      $      6,448          $     16,917     $     20,076
Operating expenses:
   Systems operations..................         3,458             4,094                11,317           12,019
   Selling, general and administrative.         3,117             4,500                12,209           13,602
   Impairment of goodwill .............            --                --                    --           46,378
   Depreciation and amortization.......         5,368             7,062                16,279           22,003
                                         ------------      ------------          ------------     ------------

      Total operating expenses.........        11,943            15,656                39,805           94,002
                                         ------------      ------------          ------------     ------------

Operating loss.........................        (6,539)           (9,208)              (22,888)         (73,926)
                                         ------------      ------------          ------------     ------------
Other income (expense):
   Interest income.....................           442               803                 1,317            2,746
   Interest expense....................        (9,652)           (8,765)              (28,266)         (25,657)
   Equity in losses of affiliates......        (1,273)             (292)               (1,573)          (2,057)
   Other ..............................        (2,000)               --               (2,220)               --
                                          ------------      ------------          -----------      -----------

      Total other expense, net.........       (12,483)           (8,254)              (30,742)         (24,968)
                                         ------------      ------------          ------------     ------------

Loss before cumulative effect of
   change in accounting principle......       (19,022)          (17,462)              (53,630)         (98,894)
Cumulative effect of change in
   accounting principle for
   organizational costs ...............            --                --                    --           (1,868)
                                         ------------      ------------          ------------     ------------
Net loss ..............................  $    (19,022)     $    (17,462)         $    (53,630)    $   (100,762)
                                         =============     ============          ============     ============

Basic and diluted loss per common
   share before cumulative effect of
   change in accounting principle......  $     (2.77)      $     (1.63)          $     (7.81)     $      (9.24)
                                         ===========       ===========           ===========      ============
Basic and diluted loss per common
   share ..............................  $     (2.77)      $     (1.63)          $     (7.81)     $      (9.42)
                                         ===========       ===========           ===========      ============
Weighted average basic and
   diluted shares outstanding..........    6,864,471        10,700,506             6,864,471        10,700,506
                                         ===========       ===========           ===========      ============







 See accompanying notes to unaudited condensed consolidated financial statements

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                                      -----------------------------------
                                                                                            1999                   1998
                                                                                      -------------             ----------

Cash flows from operating activities:
    Net loss......................................................................      $  (53,630)          $  (100,762)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization..............................................          16,279                22,003
       Accretion on discount notes and amortization of debt issuance costs........          28,001                25,055
       Non-cash interest expense on other long-term debt..........................             265                   602
       Equity in losses of affiliates.............................................             450                 2,057
       Impairment of goodwill.....................................................              --                46,378
       Write-down of investment in and loans to equity affiliates.................           3,547                    --
       Cumulative effect of change in accounting principle for
         organizational costs.....................................................              --                 1,868
       Other......................................................................            (206)                  250
       Changes in assets and liabilities, net of effects of contributions:
          Subscriber receivables..................................................             789                    (4)
          Prepaid expenses and other..............................................             150                  (505)
          Accounts payable, accrued expenses and other liabilities................          (1,219)               (2,323)
                                                                                        ----------           -----------
              Net cash used in operating activities...............................          (5,574)               (5,381)
                                                                                        ----------           -----------
Cash flows from investing activities:
       Purchases of plant and equipment ..........................................          (1,915)              (16,991)
       Proceeds from sale of property and equipment...............................             466                    --
       Additions to license and leased license investment.........................            (742)               (4,589)
       Investment in equity affiliates............................................            (953)               (1,270)
       Investment in assets held for sale.........................................            (146)                   --
       Investment in restricted cash..............................................              --                   808
       Other......................................................................              --                  (160)
                                                                                        ----------           -----------
              Net cash used in investing activities...............................          (3,290)              (22,202)
                                                                                        ----------           -----------
Cash flows from financing activities:
       Payments on notes payable and other........................................            (151)                 (221)
       Payments on BTA auction payable............................................            (556)               (1,366)
                                                                                        ----------           -----------
              Net cash used in financing activities...............................            (707)               (1,587)
                                                                                        ----------           -----------

Net decrease in cash and cash equivalents.........................................      $   (9,571)          $   (29,170)
                                                                                        ----------           -----------
Cash and cash equivalents at beginning of period..................................          41,839                74,564
                                                                                        ----------           -----------
Cash and cash equivalents at end of period........................................      $   32,268           $    45,394
                                                                                        ==========           ===========










                   See accompanying notes to unaudited condensed consolidated financial statements

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


(1)  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) DESCRIPTION OF BUSINESS

         THE COMPANY. CS Wireless Systems, Inc. and its subsidiaries (the "Company" or "CS Wireless") develop, own and operate a network of wireless cable television systems providing subscription television and high speed Internet access services. The Company has a portfolio of wireless cable channel rights in various markets in the United States. The Company currently has systems in operation in eleven markets (exclusive of the Story City, Iowa market, contemplated to be transferred to Nucentrix Broadband Networks, Inc. ("Nucentrix") (f/k/a Heartland Wireless Communications, Inc.) pursuant to the Master Agreement described below). The Company believes that there are a total of approximately 7.7 million estimated total service area households in the 21 primary markets where it holds significant Multichannel Multipoint Distribution Services and Multichannel Distribution Services channel rights and Instructional Television Fixed Services leases. The Company is approximately 94% owned by CAI Wireless Systems, Inc. ("CAI"), a Connecticut corporation and a wholly owned subsidiary of MCI WORLDCOM, Inc., a Georgia corporation ("MCI WorldCom").

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

         On August 31, 1999, MCI WorldCom acquired all of the outstanding common stock of CAI pursuant to an Agreement and Plan of Merger dated as of April 26, 1999. In connection with the acquisition, the members of the Company's Board of Directors resigned and two nominees of MCI WorldCom were elected to the Company's Board. On November 12, 1999, MCI WorldCom advised the Company that it owns substantially all of the Company's Senior Discount Notes due 2006. The notes are described below in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The Company has incurred significant operating losses since inception and has negative stockholders' equity at September 30, 1999. Losses are expected to continue for at least the next year as the Company begins to integrate its wireless communications business within the parameters of MCI WorldCom's strategic direction. The Company has approximately $32.3 million in cash and cash equivalents at September 30, 1999, and, based on its current operating plan, believes that it has sufficient cash to fund its anticipated capital expenditures and operating losses through at least the third quarter of 2000. However, the growth of the Company's wireless communications business may require substantial continuing investment to finance capital expenditures related to the acquisition of channel rights, the continued development of infrastructure related to digital video programming, and the two-way utilization of the Company's frequency rights. Additionally, beginning in September 2001, the Company will be required to make payments to the holders of its Senior Discount Notes due 2006. Without additional funding from MCI WorldCom, the Company may not be able to meet its future payment obligations required under the notes. There can be no assurance that the Company will achieve positive cash flow from operations or that additional financing will be available to the Company.

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


       PRINCIPAL MARKETS OF THE COMPANY. On February 23, 1996, in exchange for approximately 60% of the Company's Common Stock, CAI, directly or indirectly, contributed to the Company the wireless cable television assets and certain related liabilities, or the stock of subsidiaries owning wireless cable television assets associated with the wireless cable television markets of Bakersfield and Stockton/Modesto, California; Charlotte, North Carolina; and Cleveland, Ohio. Simultaneously, in exchange for approximately 40% of the Company's Common Stock, cash, a short-term note and a long-term note (the "Long-Term Note"), Heartland (currently known as Nucentrix), directly or indirectly, contributed or sold to the Company the wireless cable television assets and certain related liabilities associated with the wireless cable television markets of Grand Rapids, Michigan; Minneapolis, Minnesota; Kansas City (suburbs), Missouri; Dayton, Ohio; Dallas, Fort Worth and San Antonio, Texas; and Salt Lake City, Utah. The Company subsequently acquired wireless cable television rights and related assets in certain Midwest markets, including but not limited to, the Effingham and Wellsville, Kansas; Story City, Iowa; Scottsbluff, Nebraska; Kalispell, Montana and Rochester, Minnesota markets in connection with the Company's merger acquisition of USA Wireless Cable, Inc. on October 11, 1996 ("USA Wireless Acquisition"). On September 3, 1997, the Company consummated an exchange of its wireless cable rights and related assets in Salt Lake City, Utah for wireless cable rights and related assets in Kansas City, Missouri pursuant to an agreement dated as of November 6, 1996 with People's Choice TV Corp.

       On December 2, 1998, the Company, CAI and Nucentrix entered into a Master Agreement ("Master Agreement") providing for, among other things, the termination of Nucentrix's rights in, and claims against, the Company. The master agreement is to be performed in two stages. Stage I, which has been consummated, required the Company to lease to Nucentrix certain assets related to the Story City, Iowa market, sell to Nucentrix certain consumer premises equipment at agreed upon prices and pay to Nucentrix $366,000 in cash. In consideration, Nucentrix leased to the Company certain assets related to the Portsmouth, New Hampshire market, effected a partial satisfaction of the Long-Term Note and agreed to various mutual cooperation obligations relative to developmental applications filed by Nucentrix or the Company for two-way authority in adjacent and overlapping markets, including Dallas-Ft. Worth. At the Stage II closing, which is to occur following receipt of necessary governmental approvals, the Company and Nucentrix expect to transfer to one another their respective ownership interests in the Story City, Iowa and Portsmouth, New Hampshire markets, the Long-Term Note shall be canceled and the Company shall pay to Nucentrix $100,000; additionally, the Company agreed to transfer certain inventory to Nucentrix. In connection with the Master Agreement, the three Nucentrix designees to the Company's Board of Directors resigned and the Stockholders Agreement among CAI, the Company and Nucentrix was terminated. At the Stage I closing, CAI purchased all of the Company's common stock held by Nucentrix for $1,534,000. Subsequent to the Stage I closing, the Company redeemed the shares of the Company's common stock that CAI acquired from Nucentrix in consideration for approximately $1.5 million in cash. The Company solicited and obtained written consents and waivers from the holders of a majority of the Company's outstanding notes relative to the transactions described in this paragraph. The Company agreed to pay to the holders of its notes, as of December 3, 1998, the aggregate sum of $1.25 million in connection with the consents and waivers that were deemed by the Company to be necessary under the terms of the Indenture governing the Company's notes. The payment shall be made upon the latter to occur of (i) three business days following the Stage II closing and (ii) the date on which the Company may be legally permitted to make such payment.

       The redemption of the Company's common stock that CAI acquired from Nucentrix reduced the total number of the Company's common shares outstanding to 6,864,471. This reduction in outstanding shares had the effect of increasing CAI's percentage ownership of the Company to approximately 94%. The funds paid to Nucentrix, along with the carrying value of the net assets of the Story City, Iowa market, are classified as assets held for sale at December 31, 1998 and September 30, 1999 in the accompanying consolidated balance sheet. Pending consummation of the sale of the Story City, Iowa market, Nucentrix is providing certain management services in connection with the operation of that market.

                   CS WIRELESS SYSTEMS, INC. AND SUBSIDIARIES
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


     (b) BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     (c) INTERIM FINANCIAL INFORMATION

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1999, the results of operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. These results are not necessarily indicative of the results to be expected for the full fiscal year.

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

(2)  CONTINGENCIES

         The Company is a party to legal proceedings incidental to its business. A discussion of the legal proceedings, and the opinion of management relative to the resolution of such proceedings, is contained in
Part II, Item 1 "Legal Proceedings" of this Form 10-Q.

(3)  RELATED PARTIES

         The Company entered into an Engineering and Spectrum Management Agreement with CAI and a wholly-owned subsidiary whereby effective March 1, 1999, CAI assumed supervision and delivery of all engineering and technical management services. The Company pays CAI a fee equal to 40% of the wholly-owned subsidiary's fully allocated costs plus an administrative fee of 20% of such amount. The Company expensed and paid approximately $271,000 and $0, respectively, related to this Agreement for the three months ended September 30, 1999.

         A portion of the interest expense of $9.6 million incurred on the Company's Senior Discount Notes due 2006 for the three months ended September 30, 1999 is a related party interest expense. As of November 12, 1999, substantially all of the notes are owned by MCI WorldCom.

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The following is management's discussion and analysis of the financial position of the Company as of September 30, 1999 and the results of operations of the Company for the three and nine months ended September 30, 1999 and 1998. This discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with the Company's December 31, 1998 consolidated financial statements and notes thereto.

OVERVIEW

         CS Wireless and its subsidiaries develop, own and operate a network of wireless cable television systems providing subscription television services. The Company had systems in operation in eleven markets at September 30, 1999 (exclusive of the Story City, Iowa market which is held for sale). The Company owns, or holds rights to lease, radio spectrum in its 21 primary markets as well as certain other markets. The Company has commenced a limited commercial offering of high-speed Internet access services in Dallas, Texas. As a result of the execution of the Master Agreement dated December 2, 1998 between the Company, CAI and Nucentrix, the carrying value of the net assets of the Story City, Iowa market are classified as assets held for sale. Consequently, net operating income for the nine months ended September 30, 1999 consisting of revenue of $181,000 and operating expense of $191,000, are excluded from the condensed consolidated statements of operations.

         The statements contained in this Quarterly Report on Form 10-Q relating to the Company's future operations may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results of the Company may differ materially from those in the forward-looking statements and may be affected by a number of factors including the integration of the Company's operations into the businesses operated by MCI WorldCom and its subsidiaries, the risks and uncertainties set forth below in this MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and other factors described herein and in the Company's other filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

         REVENUE. The Company's revenue primarily consists of monthly fees paid by subscribers for basic programming, premium programming and equipment rental. Revenue was $5.4 million and $16.9 million for the three and nine months ended September 30, 1999, compared to $6.4 million and $20.1 million for the corresponding prior year periods, a decrease of 16.2% and 15.7% respectively. The decrease in revenue is primarily due to average number of subscribers decreasing to approximately 50,920 and 53,990 for the three and nine months ended September 30, 1999 (both 1999 periods are exclusive of the Story City, Iowa subscribers) compared to approximately 64,640 and 66,380 for the corresponding prior year periods. Average revenue per subscriber increased to approximately $35.38 and $34.82 for the three and nine month periods ended September 30, 1999 compared to approximately $33.25 and $33.60 for the corresponding prior year periods, primarily due to rate increases. The decrease in subscriber levels is attributed to the exclusion of the Story City subscribers described above as well as the Company's cash conservation efforts and corresponding reduction in marketing efforts and related expenditures.

         SYSTEMS OPERATIONS. Systems operations expenses primarily include programming costs, channel lease and copyright payments, transmitter site and tower rentals, employee salaries and benefits, subcontractor costs, and other costs of providing service. Programming costs (with the exception of minimum payments) and channel lease payments (with the exception of certain fixed payments) are variable expenses that generally increase as the number of subscribers increases. Although a significant portion of the systems operations expenses are variable based on subscriber levels, these expenses may not trend directly with revenues due to significant fixed cost components. Systems operations expenses were $3.5 million and $11.3 million for the three and nine months ended September 30, 1999, compared to $4.1 million and $12.0 million for the corresponding prior year periods, a decrease of 15.5% and 5.8% respectively. The decrease in systems operations expenses is primarily due to a decline in the subscriber base, partially offset by increasing programming rates in substantially all of the Company's operating markets.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses ("SG&A") were $3.1 million and $12.2 million for the three and nine months ended September 30, 1999, compared to $4.5 million and $13.6 million for the corresponding prior year periods, a decrease of 30.7% and 10.2% respectively. The decrease in SG&A during the three months ended September 30, 1999 compared to the corresponding prior year period is principally due to the Company operating its business within the confines of a cash conservation strategy. During the nine month period ended September 30, 1999, the decrease in spending pursuant to the cash conservation strategy was offset by non-recurring payments including: (i) severance payments of approximately $0.5 million to two former officers of the Company who left the Company in February 1999, (ii) contract termination payments of approximately $0.4 million to ACS Telecommunications Systems, Inc., an installation service contractor/vendor and
(iii) payments to professional service advisors totaling approximately $0.7 million relating to evaluating available options with respect to the capitalization of the Company.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense includes depreciation of systems and equipment, amortization of licenses and leased license investment and, in the nine months ended September 30, 1998, goodwill. Depreciation and amortization expenses were $5.4 million and $16.3 million for the three and nine months ended September 30, 1999, compared to $7.1 million and $22.0 million for the corresponding prior year periods. The decrease in depreciation and amortization expense is primarily attributed to a corresponding decrease in the underlying capital assets, as well as goodwill written-off in the second quarter of 1998.

         OPERATING LOSS. The Company incurred operating losses of $6.5 million and $22.9 million for the three and nine months ended September 30, 1999, compared to $9.2 million and $73.9 million for the corresponding prior year periods. Consolidated earnings before interest, taxes, depreciation and amortization and impairment of long lived assets ("EBITDA") were a negative $1.2 million and a negative $6.6 million for the three and nine months ended September 30, 1999, compared to a negative $2.1 million and a negative $5.5 million for the corresponding prior year periods. EBITDA is a financial measure commonly used in the industry but is not intended to represent cash flows, as determined in accordance with Generally Accepted Accounting Principles ("GAAP"), or as an indicator of operating performance. EBITDA should not be considered a substitute for measures of performance prepared in accordance with GAAP. The decrease in the Company's operating loss in both periods presented is primarily due to decreasing system operations expenses, SG&A expenses and depreciation expense as described above. Additionally, the decrease in operating loss during the nine months ended September 30, 1999 compared to the corresponding period is due to the impairment of goodwill recorded in 1998. These decreases in expenses were partially offset by a decrease in revenue for the corresponding periods. The decrease in negative EBITDA for the three months ended September 30, 1999 compared to the corresponding prior year period is primarily due to the lower SG&A and system operations expenses as described above. The increase in negative EBITDA for the nine months ended September 30, 1999 compared to the corresponding prior year period is primarily due to the non-recurring payments for severance, contract termination and professional service advisors discussed within the SG&A section above.

         INTEREST INCOME. Interest income was $0.4 million and $1.3 million for the three and nine months ended September 30, 1999, compared to $0.8 million and $2.7 million for the corresponding prior year periods. The decrease in interest income is primarily due to a decrease in the average invested balance. The average invested balance is comprised mainly of the proceeds remaining from the sale by the Company of $400.0 million of 11 3/8% Senior Discount Notes due 2006 (the "Senior Discount Notes") in a private placement on February 23, 1996, that resulted in net proceeds of $162.9 million (net of debt issuance costs, payments on notes and certain distributions to Nucentrix and CAI).

         INTEREST EXPENSE. The Company incurred interest expense of $9.7 million and $28.3 million for the three and nine months ended September 30, 1999, compared to $8.8 million and $25.7 million for the corresponding prior year periods. Interest expense during the three and nine months ended September 30, 1999 is primarily comprised of (i) non-cash interest and accretion of deferred debt issuance costs of $9.5 million and $28.0 million related to the Senior Discount Notes, and (ii) interest relating to other notes payable totaling approximately $0.2 million and $0.3 million, respectively. Interest expense during the three and nine months ended September 30, 1998 included (i) non-cash interest and accretion of deferred debt issuance costs of $8.5 million and $25.1 million related to the Senior Discount Notes, and (ii) interest relating to other notes payable totaling approximately $0.3 million and $0.6 million, respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


         OTHER EXPENSE. Other expense of $2.1 and $2.2 million during the three and nine months ended September 30, 1999 is primarily due to the Company recording a long-term reserve for the notes receivable from Television Interactiva de Norte S.A. de C.V. totaling $2.0 million and $2.4 million, respecitvely.

         EQUITY IN LOSSES OF AFFILIATES. Equity in operating losses of affiliates was $1.3 million and $1.6 million for the three and nine months ended September 30, 1999 primarily due to the Company writing off the balance in investments to equity affiliates totaling $1.1 million. Equity in losses of affiliates represent losses from Television Interactiva del Norte S.A. de C.V. in which the Company has an approximate 39% interest and Television Inalambrica, S.A. de C.V. in which the Company has an approximate 49% interest. The total charge of $3.2 million and $3.5 million, which includes the $2.0 million and $2.4 million long term reserve noted above, was recorded during the three and nine months ended September 30, 1999 due to the Company entering into initial discussions with Telinor to dispose of its remaining interests.

         NET LOSS. The Company has recorded net losses since inception. The Company incurred net losses of $19.0 million and $53.6 million for the three and nine months ended September 30, 1999 compared to $17.5 million and $100.8 million during the corresponding prior year periods. This decrease in net loss for both periods presented is due to the decrease in systems operations, SG&A and depreciation and amortization expenses partially offset by a decrease in revenue. Additionally, the decrease in net loss during the nine months ended September 30, 1999 compared to the corresponding period is due to the impairment of goodwill and cumulative effect of change in accounting principle recorded in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The wireless cable television business is a capital-intensive business. Funds are required for the lease or acquisition of channel rights, the acquisition of wireless cable systems, the construction of system headend and transmission equipment, the conversion of analog systems to digital technology, and start-up costs related to the commencement of operations and subscriber installation costs. To date, the primary source of capital of the Company has been the net proceeds from the sale of the Senior Discount Notes. The Company has approximately $32.3 million in cash and cash equivalents at September 30, 1999. The Company has used the proceeds from the sale of the Senior Discount Notes received in February 1996 primarily to fund (i) continued operating losses, (ii) capital expenditures to launch digital video and high speed Internet access services in the Dallas, Texas market, hybrid digital service in the San Antonio, Texas market and a limited build-out in the Company's analog markets, (iii) strategic investments in items such as channel capacity, and (iv) general debt service.

         Beginning in 1999, the Company's strategy has been to operate its analog video systems within the confines of a cash conservation strategy, while pursuing a strategic alliance with one or more strategic partners interested in using the Company's spectrum for fixed, one- or two-way transmission services. The Company's cash conservation strategy includes the recovery of out-of-pocket expenses associated with adding a new analog video subscriber by charging such subscriber an up-front installation fee. The cash conservation strategy also includes the continued implementation of cost-cutting measures and the periodic sales of non-core assets in an effort to maximize the value of assets that are no longer used or useful to the Company's long-term operating strategy. The Company has sold certain of its Multiple Dwelling Unit ("MDU") service contracts, but is uncertain whether a definitive agreement will be executed for the sale of any of the Company's remaining MDU service contracts. Additionally, the Company is considering selling certain analog equipment held in inventory and other operating and non-operating systems that are not considered part of the Company's long-term operating strategy.

         For 1999, the Company has initially budgeted approximately $17.2 million to fund operations, capital expenditures and debt service. The significant components of the budget include approximately $7.2 million for operations, $2.0 million for digital subscriber installations primarily relating to MDU construction, $0.8 million for analog subscriber installations, $0.5 million to test and develop two-way technology, $0.5 million relating to Year 2000 compliance, $3.5 million for strategic investments in items such as channel capacity, $1.0 million for Basic Trading Area ("BTA") obligations and $1.25 million for other expenses. The initial 1999 budget was exclusive of costs relating to obtaining a strategic partner, costs relating to the evaluation of available options relative to

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


capitalization of the Company, and estimated proceeds from asset sales, if any. The Company believes this initial budget still reflects expected cash requirements for 1999. Based upon the Company's current operating plans, the Company believes that its available cash will provide sufficient funds to meet its needs for at least the next 12 months.

         The combined cash flow from operating activities of the Company's operating systems has to date been insufficient to cover the combined operating expenses of such systems. Until sufficient cash flow is generated from operations, the Company will utilize its current capital resources and may seek external sources of funding to satisfy its capital needs. Cash interest payments required under the terms of the Senior Discount Notes are scheduled to commence on September 1, 2001. There can be no assurance that the Company will be able to secure its capital requirements absent the approval and/or participation of MCI WorldCom. In the event the Company is unable to secure funding for capital requirements on satisfactory terms and conditions, the ability of the Company to sustain and expand operations and fulfill its debt obligations could be materially adversely affected.

         Net cash used in operating activities during the nine months ended September 30, 1999 was $5.6 million versus $5.4 million during the corresponding prior year period. The increase in cash used in operating activities during the nine months ended September 30, 1999 is primarily due to the non-recurring payments for severance, contract termination and professional service advisors totaling $1.6 million as discussed within the SG&A section above. These payments were partially offset by lower systems operations and SG&A expenses due to the Company operating its business within the confines of a cash conservation strategy.

         Net cash used in investing activities was $3.3 million during the nine months ended September 30, 1999 compared to $22.2 million during the corresponding prior year period. Cash used in investing activities primarily relates to the acquisition and installation of subscriber receive-site equipment, the acquisition of certain wireless cable channel rights, the investments in assets held for sale and the investment in equity affiliates. The decrease in cash used in investing activities in the nine months ended September 30, 1999 as compared to the corresponding prior year period is primarily due to a reduction in purchasing new licenses and leased license investments and a reduction in purchasing additional subscriber and headend equipment for the digital and analog markets.

         Net cash used in financing activities was $0.7 million during the nine months ended September 30, 1999 compared to $1.6 million during the corresponding prior year period. Cash used in financing activities during the nine months ended September 30, 1999 compared to the corresponding prior year period is attributed to the repayment of the payables relating to the Basic Trading Areas (BTA) totaling approximately $0.6 million and $1.4 million and the repayment of other notes payable totaling approximately $0.1 million and $0.2 million, respectively.

FUTURE LOOKING INFORMATION AND RISK FACTORS

         The Company or its representatives may make forward looking statements, oral or written, including statements in this Report's Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and filings with the Securities and Exchange Commission regarding estimated future operating results, planned capital expenditures (including the amount and nature thereof) and the Company's financing plans, if any, related thereto, increases in subscribers and the Company's financial position and other plans and objectives for future operations. There can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. Among the factors that could cause actual results to differ materially from the Company's expectations are general economic conditions, competition, government regulations and other factors set forth among the risk factors noted in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


         The Company's future revenues and profitability are difficult to predict due to a variety of risks and uncertainties, including (i) business conditions and growth in the Company's existing markets, (ii) the costs and level of consumer acceptance associated with the launch of systems in new markets, (iii) the availability and performance of digital compression equipment, (iv) the Company's existing indebtedness and the need for additional financing to fund subscriber growth and system development, (v) government regulation, including FCC regulations, and receipt of regulatory approvals for alternative uses of spectrum, (vi) the Company's dependence on channel leases, and (vii) numerous competitive factors, including alternative methods of distributing and receiving video transmissions.

         Because the foregoing uncertainties could affect the Company's future operating results, past performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

YEAR 2000 COMPLIANCE

         OVERVIEW. An undetermined number of computer software programs have been written using two digits rather than four to determine the applicable year. As a result, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than year 2000. This could result in major system failures or miscalculations, and is generally referred to as the "Year 2000" problem. A preliminary review of the Company's information systems has been completed and a comprehensive program is currently in process to modify or replace those systems that are not Year 2000 compliant

         STATE OF READINESS. The Company's Year 2000 compliance program focuses on the Company's analog video operations, limited Internet operations, and internal business processes, such as accounting. As of March 31, 1999, the inventory, assessment and compliance planning phases for these were materially completed, and remediation, replacement or retirement and testing activities was begun. The inventory items that are not assessed as Year 2000 compliant and that require action to avoid service impact are being fixed, replaced, or retired. Although significant progress has been made, CS's goal for compliance of its accounting software and any other mission critical systems relating directly to the accounting function Year 2000 has been revised to November 30, 1999. Additionally, CS's goal to have all other mission critical systems Year 2000 compliant by September 30, 1999 was substantially on schedule for completion; however, the Company has experienced certain vendor related delays relative to its Automated Response Unit ("ARU"). It is anticipated that the Company will be able to resolve the matters relative to the ARU by November 30, 1999.

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

         In addition to the assessment of in-house systems, the Company is currently assessing the readiness of its vendors for the Year 2000 problem relative to the operation of their respective businesses. To determine the status of third parties, letters inquiring as to their readiness have been sent or are being sent to substantially all of the Company's vendors. The Company is assessing the vendors' responses and prioritizing them in order of significance to the business of the Company. Contingency plans are being developed in the event that business-critical vendors do not provide the Company with satisfactory evidence of their readiness to handle Year 2000 issues. The Company is making every reasonable effort to assess the Year 2000 readiness of these critical business partners and to create action plans to address the identified risks.

         COST. All maintenance and modification costs are being expensed as incurred, while the cost of new software, if material, is being capitalized and depreciated over its expected useful life. Testing and remediation costs of all of the Company's systems and applications are currently estimated at approximately $300,000 to $500,000 from inception in fiscal 1998 through completion in fiscal 1999. These costs are estimated to be incurred during 1999 and funded from existing cash.

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

         CONTINGENCY PLAN. At September 30, 1999, the Company is not aware of any mission critical aspect of its operations or internal business processes that can not be made Year 2000 compliant, however, its inventory and assessment of Year 2000 compliance is not yet completed. Due to the uncertainties presented by third party Year 2000 problems, and the possibility that, despite its efforts, the Company is unsuccessful in preparing its internal systems and equipment for the Year 2000, the Company expects to develop contingency plans for dealing with the most reasonably likely worst case scenario. The Company's assessment of its most reasonably likely worst case scenario and the exact nature and scope of its contingency plans will be affected by the Company's continued Year 2000 assessment and testing. The Company has revised its estimated completion date for such assessment to the fourth quarter of 1999 and expects to have all contingency systems in place and fully tested by the fourth quarter of 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt. The Company's Senior Discount Notes bear a fixed interest rate. To date, the Company has not entered into any derivative financial instruments to manage interest rate risk and currently is not evaluating the future use of any such financial instruments.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In connection with the consummation of the transactions described in the Agreement and Plan of Merger dated as of April 26, 1999 executed by MCI WorldCom, CAI and a wholly owned subsidiary of MCI WorldCom, CAI executed a Written Consent of Majority of the Stockholders in Lieu of Special Meeting of the Stockholders of the Company. The Consent, dated as of August 30, 1999, effected the (i) election of Bernard J. Ebbers and Charles T. Canada to the Company's Board of Directors and (ii) ratification of an amendment approved by the Company's Board of Directors to the Bylaws that reduced the number of authorized directors to two. Each of the members of the Board serving as of August 30, 1999 tendered his resignation in fulfillment of certain conditions prescribed by the Agreement and Plan of Merger dated April 26, 1999. Notice of the execution of, and the actions authorized or ratified pursuant to, the Consent was sent to the Company's stockholders of record on August 31, 1999.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8 K

         (a)      Exhibits

                  Exhibit 3.1 -     *Amendment to the Amended and Restated
                                    By-laws of the Company.

                  Exhibit 27 -      *Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K dated August 31, 1999 reporting that MCI WorldCom acquired CAI pursuant to the Agreement and Plan of Merger dated April 26, 1999. The basic terms of the agreement were described in the CAI proxy statement dated July 30, 1999.

*Filed herewith.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CS WIRELESS SYSTEMS, INC.

                                         By:  /s/Scott D. Sullivan
                                              --------------------------
                                               Scott D. Sullivan
                                               Chief Financial Officer

Dated:  November 15, 1999